Form 10-Q
period 1996-03-31
UDC HOMES INC
filed 1996-05-15
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                         Commission File Number 1-11416


                                 UDC HOMES, INC.
             (Exact Name of Registrant as specified in its charter)

       Delaware                                          86-0702254
- - -----------------------                         -------------------------------
(State of Organization)                        (IRS Employer Identification No.)

 4812 South Mill Avenue, Tempe, Arizona                 85282
- - ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

                                 (602) 820-4488
                         ------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X      NO
                            -------    -------

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         YES   X      NO
                            -------    -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 1,000 shares. See Part II, Item 5 herein.

                        UDC HOMES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                            Page
                                                                            ----
                          Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         At March 31, 1996 and September 30, 1995............................  3

         Consolidated  Statements  of  Operations  For the three months ended March 31,  1996,  the period from  November  14, 1995 to
         December  31,  1995,  the three and six months ended March 31,
         1995 and the period from October 1, 1995 to November 13, 1995.......  5

         Consolidated  Statements  of Cash  Flows For the three  months ended March 31,  1996,  the period from  November  14, 1995 to
         December 31, 1995, the six months ended March 31, 1995 and the period from October 1,
         1995 to November 13, 1995...........................................  6

         Condensed Notes to Consolidated Financial Statements................  8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 20

                           Part II. Other Information

Item 1.  Legal Proceedings................................................... 32

Item 5.  Other Information................................................... 35

Item 6.  Exhibits and Reports on Form 8-K.................................... 36

Signatures................................................................... 37

                                       3

                        UDC HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                                                    Reorganized       Predecessor
                                                                                      Company           Company
                                                                                    -----------      ------------
                                                                                      March 31,      September 30,
                                                                                        1996             1995
                                                                                    -----------      ------------
                                                                                     (Unaudited)
                                     ASSETS
Housing:

  Cash .........................................................................     $  3,783             $  4,591
  Notes, interest and other receivables ........................................        2,073                4,193
  Housing inventory ............................................................      139,303              142,947
  Land held for development ....................................................      130,022              179,476
  Land held for sale ...........................................................       37,959               39,496
  Property and equipment, net ..................................................       13,221               13,663
  Investments in and receivables from unconsolidated affiliated partnership ....        6,116                5,213
  Reorganization value in excess of amounts allocable to identifiable assets ...       23,160                 --
  Other ........................................................................        2,533                6,838
                                                                                     --------             --------

                                                                                      358,170              396,417
                                                                                     --------             --------

Builder bonds and mortgage operations:
  Interest and other receivables ...............................................          663                  736
  Mortgage-backed securities and residential mortgages .........................       22,948               29,366
  Other ........................................................................          421                  799
                                                                                     --------             --------

                                                                                       24,032               30,901
                                                                                     --------             --------

Total assets ...................................................................     $382,202             $427,318
                                                                                     ========             ========


           See condensed notes to consolidated financial statements.



                        UDC HOMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                             (Dollars in thousands)


                                                                                      Reorganized           Predecessor
                                                                                        Company               Company
                                                                                      -----------          ------------
                                                                                       March 31,           September 30,
                                                                                         1996                   1995
                                                                                      -----------          ------------
                                                                                     (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Housing:
  Accounts payable .............................................................     $  24,465                $  22,702
  Accrued liabilities and expenses .............................................        41,109                   48,640
  Notes payable ................................................................       113,634                  144,850
  Senior unsecured notes payable ...............................................        70,000                     --
  Subordinated notes payable ...................................................        45,000                     --
                                                                                     ---------                ---------

                                                                                       294,208                  216,192
                                                                                     ---------                ---------

Builder bonds and mortgage operations:
  Accrued liabilities and expenses .............................................           396                      366
  Collateralized mortgage obligations ..........................................        14,825                   17,061
  Mortgage lines of credit .....................................................         6,262                   11,389
                                                                                     ---------                ---------

                                                                                        21,483                   28,816
                                                                                     ---------                ---------

Total liabilities not subject to compromise ....................................       315,691                  245,008
                                                                                     ---------                ---------

Liabilities subject to compromise ..............................................          --                    205,264
                                                                                     ---------                ---------

Total liabilities ..............................................................       315,691                  450,272
                                                                                     ---------                ---------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.01 par value, 1,000 shares authorized, issued and
    outstanding at March 31, 1996 ..............................................          --                       --
  Predecessor preferred stock ..................................................          --                        100
  Predecessor common stock; 50,000,000 shares authorized,
    11,392,059 shares issued and outstanding at September 30, 1995 .............          --                        114
  Additional paid in capital ...................................................        78,000                  118,390
  Accumulated deficit ..........................................................       (11,489)                (141,558)
                                                                                     ---------                ---------

Total stockholders' equity (deficit) ...........................................        66,511                  (22,954)
                                                                                     ---------                ---------

Total liabilities and stockholders' equity .....................................     $ 382,202                $ 427,318
                                                                                     =========                =========


            See condensed notes to consolidated financial statements.

                                       5

                        UDC HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                   Reorganized Company                  Predecessor Company
                                                             -----------------------------   ---------------------------------------
                                                             Three months     Period from    Three months   Six months  Period from
                                                                 ended      November 14 to      ended         ended     October 1 to
                                                               March 31,      December 31,    March 31,      March 31,  November 13,
                                                                 1996            1995           1995           1995        1995
                                                                 ----            ----           ----           ----        ----

Housing sales revenues ..................................     $  81,845      $  50,358      $  98,874      $ 211,268      $  29,624
Cost of housing sales (including $5.5 million and
  $12.7 million of land purchased from affiliated
  partnerships for the three months and six months
  ended March 31, 1995, respectively) ...................        70,856         45,889         89,477        187,493         27,205
                                                              ---------      ---------      ---------      ---------      ---------

Gross margin ............................................        10,989          4,469          9,397         23,775          2,419
                                                              ---------      ---------      ---------      ---------      ---------

Other expenses (income):
  Selling and administrative ............................        12,226          5,461         14,003         28,927          5,034
  Builder bond and mortgage operations, net .............          (214)           (22)           475            697            (28)
  Interest ..............................................         5,314          3,257            139            139            706
  Land write-downs ......................................          --             --           50,851         50,851           --
  Other .................................................          (173)           553         (1,249)        (1,834)          (103)
                                                              ---------      ---------      ---------      ---------      ---------

                                                                 17,153          9,249         64,219         78,780          5,609
                                                              ---------      ---------      ---------      ---------      ---------
Equity in losses  of  unconsolidated  affiliated
  partnerships  (including  land write-downs of
  $11,644 in the three and six months ended
  March 31, 1995) .......................................          (334)          (211)       (12,979)       (13,011)          --
                                                              ---------      ---------      ---------      ---------      ---------

Income (loss) from operations before
  reorganization  items, income taxes, fresh
  start reporting
  adjustment and extraordinary item .....................        (6,498)        (4,991)       (67,801)       (68,016)        (3,190)

Reorganization items ....................................          --             --             --             --           (7,051)

Income (loss) before income taxes, fresh start
  reporting adjustment and extraordinary item ...........        (6,498)        (4,991)       (67,801)       (68,016)       (10,241)

Income taxes ............................................          --             --          (26,858)       (26,772)          --
                                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before fresh start reporting
  adjustment and extraordinary item .....................        (6,498)        (4,991)       (94,659)       (94,788)       (10,241)
  Fresh start reporting adjustment ......................          --             --             --             --          (14,069)
  Extraordinary item - gain on debt discharge ...........          --             --             --             --           50,264
                                                              ---------      ---------      ---------      ---------      ---------

Net income (loss) .......................................     $  (6,498)     $  (4,991)     $ (94,659)     $ (94,788)     $  25,954
                                                              =========      =========      =========      =========      =========


            See condensed notes to consolidated financial statements



                        UDC HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)


                                                                   Reorganized Company                   Predecessor Company
                                                             --------------------------------         -----------------------------
                                                             Three months        Period from          Six Months       Period From
                                                                ended          November 14 to           ended         October 1, to
                                                               March 31,         December 31,          March 31,       November 13,
                                                                 1996                1995                1995             1995
                                                                 ----                ----                ----             ----

Cash flows from operating activities:
  Net income (loss) ................................           $ (6,498)           $ (4,991)           $(94,788)           $ 25,954

  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
    Depreciation ...................................                911                 609               2,820                 439
    Amortization ...................................                247                 114                 797                  97
    Fresh start reporting adjustment ...............               --                  --                  --                14,069
    Gain on debt discharge .........................               --                  --                  --               (50,264)
    Equity in losses of unconsolidated
      affiliated partnerships ......................                334                 211              13,011                --
    Land write-downs ...............................               --                  --                50,851                --
    Income taxes ...................................               --                  --                26,772                --
    Net change in housing inventory ................             (8,904)              1,774              (7,571)             10,890
    Proceeds from sale of land .....................              9,854               3,000                --                  --
    Net change in land held for
      development ..................................              7,881              (3,170)             (6,688)             (4,778)
    Net change in receivables from
      affiliated partnerships ......................               (408)               (899)               (820)                 95

    Decrease (increase) in assets:

      Notes, interest and other
        receivables ................................                718                 792                (337)                259
      Other assets .................................                197                 (44)                433                (429)

    (Decrease) increase in liabilities:

      Accounts payable .............................              4,661              (1,065)            (18,127)             (1,833)
      Accrued liabilities and expenses .............              3,266             (13,202)             (1,886)              3,525
                                                                -------            --------            --------             -------

Net cash provided by (used in) operating
  activities .......................................             12,259             (16,871)            (35,533)             (1,976)
                                                                 -------            --------            --------             -------

            See condensed notes to consolidated financial statements.


                        UDC HOMES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   (Unaudited)

                             (Dollars in thousands)

                                                                       Reorganized Company                 Predecessor Company
                                                                 --------------------------------     ----------------------------
                                                                 Three Months        Period from      Six Months       Period from
                                                                     Ended          November 14 to        ended       October 1 to
                                                                   March 31,          December 31,      March 31,     November 13,
                                                                     1996               1995              1995            1995
                                                                     ----               ----              ----            ----
Cash flows from investing activities:

  (Increase) decrease in mortgage-backed securities
    and residential mortgages ..........................              (716)               847              8,881              6,287
  Change in property and equipment .....................               304               (405)             9,352               (471)
                                                                 ---------          ---------          ---------          ---------

Net cash provided by (used in) investing activities ....              (412)               442             18,233              5,816
                                                                 ---------          ---------          ---------          ---------

Cash flows from financing activities:

  Proceeds from notes payable ..........................            99,766             52,449            321,331              8,637
  Payments on notes payable ............................          (118,927)           (58,606)          (292,256)           (11,022)
  Proceeds from issuance of subordinated notes .........            10,000               --                 --               30,000
  Proceeds from issuance of common stock ...............              --                 --                 --               78,000
  Payments on senior unsecured notes payable ...........              --                 --               (3,000)           (83,000)
  Payments on collateralized mortgage obligations ......              (691)            (1,298)            (2,288)              (247)
  Increase (decrease) in mortgage lines of credit ......               729                (57)            (6,847)            (5,799)
                                                                 ---------          ---------          ---------          ---------

Net cash provided by (used in) financing activities ....            (9,123)            (7,512)            16,940             16,569
                                                                 ---------          ---------          ---------          ---------

Net increase (decrease) in cash ........................             2,724            (23,941)              (360)            20,409

Cash, beginning of period ..............................             1,059             25,000              1,151              4,591
                                                                 ---------          ---------          ---------          ---------

Cash, end of period ....................................         $   3,783          $   1,059          $     791          $  25,000
                                                                 =========          =========          =========          =========

Supplemental disclosure of cash flow information:

  Cash paid for interest, net of amounts capitalized ...         $   2,170          $   2,201          $     935          $     254
                                                                 =========          =========          =========          =========


Supplemental disclosure of noncash investing and financing activities:

See Note 2 for a discussion of the Company's reorganization under Chapter 11.

            See condensed notes to consolidated financial statements.


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       General

         The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. The consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1995 filed by UDC Homes, Inc. ("UDC" or the "Company") with the Securities and Exchange Commission should be referred to in conjunction with these consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation.

         The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for interim periods. Because of the adoption of fresh start reporting (Note 2), the March 31, 1996 balance sheet, the statement of operations for the three months ended March 31, 1996, the statement of operations for the period from November 14, 1995 to December 31, 1995, the statement of cash flows for the three months ended March 31, 1996 and the statement of cash flows for the period from November 14, 1995 to December 31, 1995 have not been prepared on the same basis of accounting and are not comparable to financial statements for prior dates and periods.

2.       Reorganization under Chapter 11 and Fresh Start Reporting

         As described in the Company's Annual Report on Form 10-K for the fiscal
year  ended   September  30,  1995,   the  Company   consummated   its  plan  of
reorganization (the "Plan") on November 14, 1995 (the "Consummation Date").

         In accounting for the effects of the Plan, the Company implemented the "fresh start" reporting principles of American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Pursuant to SOP 90-7, the Company implemented fresh start reporting on the Consummation Date because the fair value of the Company's assets immediately before the Consummation Date was less than the total of all post-petition liabilities and allowed pre-petition claims, and holders of the existing voting shares immediately before the Consummation Date received none of the shares of new Common Stock of the reorganized Company.


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The Company's consolidated balance sheet as of March 31, 1996 was prepared as if the Company became a new reporting entity at the Consummation Date, and reflects certain reorganization adjustments, including the restatement of assets and liabilities to approximate fair value and the discharge of certain outstanding liabilities relating to creditors' claims against the Company. The statements of operations and the statements of cash flows for the three months ended March 31, 1996 and the period from November 14, 1995 to December 31, 1995 incorporate the effects of fresh start reporting. However, the statements of operations for the period from October 1, 1995 to November 13, 1995, the three months ended March 31, 1995 and the six months ended March 31, 1995, and the statements of cash flows for the period from October 1, 1995 to November 13, 1995 and the six months ended March 31, 1995 are based on historical cost of the predecessor Company. Accordingly, the Company has presented statements of operations and statements of cash flows for the three months ended March 31, 1996, the period from November 14, 1995 to December 31, 1995 and the period from October 1, 1995 to November 13, 1995, but has not presented a statement of operations and statement of cash flows for the six months ended March 31, 1996. A vertical line has been drawn on the accompanying financial statements to distinguish between the reorganized Company and the predecessor Company.

         The reorganization value of the Company's equity was established based upon the Company's "enterprise value," as determined by the Company. Enterprise value represents an estimated value of the Company based upon its reorganized capital structure at the Consummation Date, and was determined to be equal to the $108.0 million purchase price paid by DMB Residential, LLC ("DMB") to acquire all of the Company's new shares of Common Stock for $78.0 million and $30.0 million of new Series C Subordinated Notes. The majority of the Company's value arises from the Company's housing inventory, land held for development and land held for sale. The fair value of the Company's housing inventory was calculated on a house-by-house basis by determining an estimated selling price for each home and deducting costs to complete, costs of disposal and a reasonable profit, considering the stage of completion of each home. The fair value of the Company's land held for development and land held for sale was generally determined by independent third party appraisals. Although all assets and liabilities were revalued, no significant adjustments were made to the Company's other assets and liabilities, as their fair values generally approximated historical cost at the Consummation Date.

         SOP 90-7 requires an allocation of enterprise value in conformity with the purchase accounting provisions of Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." In applying APB 16, the combined fair value of the Company's liabilities and equity exceeded the fair value of the Company's identifiable assets by $22.8 million at the Consummation Date. The statement of operations for the period from October 1, 1995 to November 13, 1995 contains a $50.3 million gain on debt discharge relating from consummation of the Plan and a $14.1 million loss from the fresh start reporting adjustment.


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The effect of the Plan and the application of SOP 90-7 on the Company's
November  13,  1995  pre-consummation  balance  sheet is as follows  (dollars in thousands):
                                                                                          Consummation of Plan
                                                                                          --------------------
                                                         November 13,        Capital
                                                            1995           Contribution                                 Reorganized
                                                      Pre-consummation       and Debt                                     Balance
                                                        Balance Sheet       Discharge             Fresh Start              Sheet
                                                        -------------       ---------             -----------              ------
                          ASSETS
Housing:
   Cash.............................................  $       --           $ 25,000  (1)         $      --               $   25,000
   Notes, interest and other receivables............       3,779                 --                   (424) (6)               3,355
   Housing inventory................................     132,057                 --                    116  (6)             132,173
   Land held for development........................     184,254                 --                (40,507) (6)             143,747
   Land held for sale...............................      39,496                 --                  2,303  (6)              41,799
   Property and equipment, net......................      13,695                 --                    945  (6)              14,640
   Investment in and receivables from
    unconsolidated affiliated partnership...........       5,118                 --                    236  (6)               5,354
   Excess of purchase price over fair value of
    related net assets acquired.....................          --                 --                 22,760  (6)              22,760
   Other............................................       7,720                 --                 (4,187) (6)               3,533
                                                      ----------           --------              ---------               ----------
                                                         386,119             25,000                (18,758)                 392,361
Builder bonds and mortgage operations...............      24,219                 --                     86  (6)              24,305
                                                      ----------           --------              ---------               ----------

      Total assets..................................  $  410,338           $ 25,000              $ (18,672)              $  416,666
                                                      ==========           ========              =========               ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Housing:
   Accounts payable.................................  $   20,869           $     --              $      --               $   20,869
   Accrued liabilities and expenses.................      52,094                 --                 (1,090) (6)              51,004
   Notes payable....................................     142,465                 --                 (3,513) (6)             138,952
   Senior unsecured notes payable...................          --             70,000  (2)                --                   70,000
   Subordinated notes payable.......................          --             35,000  (3)                --                   35,000
                                                      ----------           --------              ---------               ----------
                                                         215,428            105,000                 (4,603)                 315,825
Builder bonds and mortgage operations...............      22,841                 --                     --                   22,841
                                                      ----------           --------              ---------               ----------
Total liabilities not subject to compromise.........     238,269            105,000                 (4,603)                 338,666
Liabilities subject to compromise...................     205,264           (205,264) (4)                --                       --
                                                      ----------           --------              ---------               ----------
Total liabilities...................................     443,533           (100,264)                (4,603)                 338,666
Stockholders' equity (deficit)......................     (33,195)           125,264  (5)           (14,069) (7)              78,000
                                                      ----------           --------              ---------               ----------

      Total liabilities and stockholders' equity ...  $  410,338           $ 25,000              $ (18,672)              $  416,666
                                                      ==========           ========              =========               ==========

                  See following page for footnote explanations.





                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                    FOOTNOTES

(1) Cash remaining after application of $83.0 million of $108.0 million purchase price from DMB to the repayment of senior unsecured notes payable.

(2) Issuance of new senior unsecured notes payable to holders of the following claims:

          Old senior unsecured notes ...........................     $ 64,100
          Old convertible subordinated notes ...................        5,900
                                                                     --------
                                                                     $ 70,000
                                                                     ========

(3)      Issuance of new subordinated notes to the following:

          DMB ..................................................     $ 30,000
          Holders of old prime preferred stock .................        3,000
          Holders of old convertible subordinated notes ........        2,000
                                                                     --------
                                                                     $ 35,000
                                                                     ========

(4)      Repayment or forgiveness of debt as follows:

          Cash paid to holders of old senior unsecured notes....     $ 83,000
          New senior unsecured notes and new subordinated notes
            issued to holders of old senior unsecured notes
            and old convertible subordinated notes..............       72,000
          Forgiveness of remaining debt subject to compromise...       50,264
                                                                     --------
                                                                     $205,264
                                                                     ========

(5)      Consists of the following:

          Issuance of new common stock to DMB...................     $ 78,000
          Issuance of new subordinated notes to holders of
            old prime preferred stock...........................       (3,000)
          Gain on debt discharge................................       50,264
                                                                     --------
                                                                     $125,264
                                                                     ========

(6)      Adjustment of assets and liabilities to fair market value.

(7) Elimination of pre-consummation stockholders' equity accounts and revaluation of stockholders' equity to reorganization value.



                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.       Accounting Policies

         As of the Consummation Date, the Company changed its method of applying the principles of Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," in order to better match the capitalization of interest with actual construction and development efforts as defined by SFAS No. 34. In connection with such change, the Company also significantly narrowed its definition of housing under construction and land under development to exclude land undergoing only periodic entitlement efforts, the effect of which is to decrease the amount of interest capitalized and ultimately charged to expense through cost of sales, and increase interest expense in the period incurred.

         As of the Consummation Date, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying amount of the assets, an impairment loss must be recognized for the difference between the carrying amount and fair value. Assets to be disposed of must be valued at the lower of the carrying amount or fair value less costs to sell. In accordance with the Company's application of fresh start reporting (Note 2), the Company recorded its assets at fair value at the Consummation Date. Therefore, the adoption of SFAS No. 121 had no impact on the reorganized Company's consolidated financial statements.

         At the Consummation Date, in accordance with the application of fresh start reporting (Note 2), the Company recorded $22.8 million of reorganization value in excess of amounts allocable to identifiable assets. Subsequent to the Consummation Date, upon the resolution of certain contingencies existing at the Consummation Date, the Company recorded an additional $0.7 million of reorganization value in excess of amounts allocable to identifiable assets. Such total amount is amortized on a straight line basis over a period of 25 years.



                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At the time of its Chapter 11 filing, the Company announced its intention to sell its Southeast operations. As of the Consummation Date, the Company still held land in Georgia as well as land and housing under construction in North Carolina. The Company established a $3.6 million reserve at the Consummation Date for any future losses which may result from the disposal of the Company's assets in the Southeast.

         The activity during the three months ended March 31, 1996 and the period from November 14, 1995 to December 31, 1995 related to the reserve is as follows (dollars in thousands):

                                                                  Period from
                                               Three months       November 14,
                                                   ended        1995 to December
                                               March 31, 1996       31, 1995
                                               --------------   ----------------
Balance at beginning of period .............      $ 3,229            $ 3,586

Revenues from operations of discontinued
   operations ..............................        4,689              4,810

Costs and losses from operations of
   discontinued operations .................       (5,174)            (5,167)
                                                  -------            -------

Balance at end of period ...................      $ 2,744            $ 3,229
                                                  =======            =======



                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       Housing Interest

         The Company capitalizes certain interest incurred on housing inventory and land held for development. Such capitalized interest is charged to expense through cost of housing sales when home sales are closed. The components of housing interest are as follows (dollars in thousands):


                                                      Reorganized Company                   Predecessor Company
                                                 -----------------------------  ---------------------------------------------
                                                 Three Months     Period From   Three Months    Six Months       Period From
                                                    Ended       November 14 to     Ended          Ended         October 1 to
                                                  March 31,      December 31,    March 31,      March 31,       November 13,
                                                    1996           1995           1995             1995             1995
                                                    ----           ----           ----             ----             ----
Interest incurred ............................   $ 7,685         $ 4,399         $11,794         $22,074         $ 3,179

Less: Interest capitalized ...................     2,371           1,142          11,655          21,935           2,473
                                                 -------         -------         -------         -------         -------

Interest expensed ............................   $ 5,314         $ 3,257         $   139         $   139         $   706
                                                 =======         =======         =======         =======         =======

Amortization of capitalized
   interest included in cost
   of sales ..................................   $ 1,227         $   334         $ 5,808         $12,844         $ 1,117
                                                 =======         =======         =======         =======         =======


         Interest on pre-petition unsecured debt was suspended during the Company's bankruptcy case. Had the accrual of interest not been suspended, interest incurred and interest expense for the period from October 1, 1995 to November 13, 1995 would have increased by approximately $3.0 million and $300,000, respectively.

         As of the Consummation Date, the Company changed its method of application of capitalization of interest (Note 3).


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       Debt Covenants

         In connection with the application of fresh start reporting as of the Consummation Date, reorganization value in excess of amounts allocable to identifiable assets was determined to be approximately $22.8 million. The debt covenants related to the Company's borrowing arrangements were negotiated prior to the determination of such amount and were based on the assumption that such amount, when finally determined, would be substantially lower than $22.8 million. As a result, as of the Consummation Date and subsequent thereto, the Company was in violation of the tangible net worth and debt to tangible net worth covenants of such borrowing arrangements. In addition, from February 21, 1996 through March 14, 1996, the Company was in violation of certain minimum available liquidity covenants. In response, the Company has requested that the subject lenders waive the violations and agree to a modification of the debt covenants, and on March 15, 1996, DMB invested $10 million in the Company in exchange for a new 14.5% Series D Subordinated Note. Issuance of the new note, waiver of the violations and modification of the debt covenants require the approval of the subject lenders of the Company. The Company has received the verbal approval of such lenders, subject to final documentation.

6.       Contingencies and Legal Matters

         Certain of the Company's excess liability insurance carriers have asserted that their policies do not provide coverage or indemnification for certain lawsuits in which the Company is a defendant because the policies, relating to the period between April 1, 1985 and April 1, 1988, neither "follow the form" of the primary policies nor contain "broad form" coverage. The carriers have expressly reserved their rights with respect to the defense of the lawsuits. In addition, in connection with the settlement of certain claims, one of the Company's excess liability insurance carriers has reserved its right to be reimbursed amounts paid in settlement in the amount of $275,000. On July 8, 1994 the Company filed a lawsuit in the Maricopa County, Arizona Superior Court (Case No. CV 94-10637) against Mann & Smith, Inc., its insurance agent, and Cooney, Rikard & Curtin, Inc., its insurance broker, seeking special damages in the amount of $275,000, general and special damages up to the limits of the excess liability insurance policies, attorneys' fees and costs. The defendants filed separate answers denying any liability to the Company. In addition, one defendant filed a cross-complaint against the other defendant, and the Company filed a motion to bifurcate the liability and damage issues. On March 7, 1996 the parties filed a stipulation for dismissal without prejudice wherein the Company retained the right to refile the case through September 1, 1997, after an assessment of potential exposure and damages. On March 11, 1996 the case was dismissed without prejudice.


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On September 24, 1992, the Mariners Pointe Homeowners Association (the "Association") filed a lawsuit against the Company in the United States District Court for the District of South Carolina, Florence Division (Civil Action No. 4:92-3097-22), alleging that numerous construction/design defects exist at the Company's Mariners Pointe project in South Carolina. The complaint included five separate causes of action: breach of contract, breach of implied warranties of workmanship, negligence, strict tort and unfair trade practices. In addition to actual damages, the plaintiff's actions in tort and unfair trade practices sought to recover either punitive damages or treble actual damages plus attorneys' fees. The plaintiff's alleged actual damages were $4,775,835. The Company signed a Settlement Agreement and Release on February 16, 1996 wherein the Company (and the other parties involved in the suit) agreed to pay the Association (and certain other parties) the sum of $1,850,000, of which the Company paid a net amount of $440,725.

         On June 5, 1995, June 14, 1995 and October 25, 1995, three lawsuits, entitled Michael A. Isco v. Richard C. Kraemer et al. (Case No. CV95-08941), Larry Alexander et al. v. Arthur Andersen LLP et al. (Case No. CV95-09509), and Crandon Capital Partners v. Kraemer, et al. (Case No. CV95-17785), respectively (collectively, the "Arizona Actions"), were filed in Maricopa County, Arizona Superior Court on behalf of purported classes of former shareholders of the Company against, among others, certain current and former officers and directors of the Company, who may be entitled to indemnification from the Company, as well as the Company's independent public accountants, Arthur Andersen LLP. The Company is not a named defendant in any of these complaints. Subsequently, the Arizona Actions were consolidated. The complaints seek, among other things, unspecified money damages and contain allegations which include violations of Arizona securities laws, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The Plan provided for the discharge of all claims asserted in such class action lawsuits as against the Company, and the holders of such claims received no distributions on account of such claims.

         The Company could, however, be required to indemnify certain of the director/officer defendants if such defendants incur expenses or liability and seek indemnification. The Plan provides that certain indemnification obligations of the Company, including those to the director/officer defendants in the Arizona Actions, survive consummation of the Plan. Pursuant to Article XI of the By-laws of the Company then in effect (the "Defense Provision"), the Company is required to "pay the expenses [of directors and officers] incurred in defending any proceeding in advance of its final disposition, provided, however, that the payment of expenses incurred ... in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it should be ultimately determined that the director or officer is not entitled to be indemnified." With respect


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

to the advancement of defense costs, the Company and National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), the issuer of the Company's primary directors and officers insurance and Company reimbursement policy, agreed, among other things, that (i) National Union would advance all reasonable and necessary defense costs incurred by most of the covered defendants in the Arizona Actions during the pendency of the Chapter 11 proceeding, (ii) upon consummation of a reorganization plan, the Company would repay an amount up to $1.5 million of defense costs actually advanced by National Union, (iii) the Company would not be obligated to repay an amount greater than $1.5 million of advanced defense costs, and (iv) National Union would have no duty to defend.

         Counsel for the plaintiffs, the Company, the issuers of the Company's directors and officers insurance and Company reimbursement policies and most of the director/officer defendants have engaged in settlement discussions in respect of the Arizona Actions. DMB and its counsel were also involved in such settlement discussions. As a result of these settlement discussions, an agreement (the "Settlement Agreement") was reached pursuant to which the plaintiffs and the director/officer defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the director/officer defendants and the Company, in exchange for, among other things, $12.75 million. The Settlement Agreement was filed with the Maricopa County, Arizona Superior Court on January 19, 1996; that Court now must determine whether, after notice to class members, to approve the Settlement Agreement and to enter a bar order against the non-settling defendants. Of such amount, up to $1.5 million (the self-insured retention under the Company's applicable directors and officers insurance policies) will be funded by the Company. Certain issuers of the Company's directors and officers insurance policies, together with the Company, have agreed to fund the balance of the settlement. Such settlement is subject to certain conditions, including the entry of a final, non-appealable judgment by the Maricopa County, Arizona Superior Court. In connection with such settlement and issues discussed between the Company and DMB concerning the consummation of the Stock Purchase Agreement, the director/officer defendants have agreed to limit their aggregate claim for indemnification arising out of the Arizona Actions in certain circumstances to $12 million above the following: (A) the balance of the Company's self-insured retention under applicable insurance policies and (B) applicable insurance held by the Company with respect to the Arizona Actions. The Company does not believe that any obligations under its By-laws will exceed its coverage under its directors and officers insurance policies.


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The parties filed a joint request that the Court preliminarily approve the settlement, promptly approve the form of notice to be provided to the class, order that the class be given notice, and set a final settlement hearing date. Arthur Andersen LLP filed an objection to the joint request, but later withdrew its objection to the order that the class be given notice. On April 5, 1996, the Court entered an order that the class be given notice of the settlement and an opportunity to object or "opt out". However, the plaintiffs have subsequently sought to modify the proposed settlement to eliminate any release of potential claims they might have against the Company's prior independent public accountants, Coopers & Lybrand. The notice to the class was to be mailed to the individual class members on or before May 17, 1996. A hearing is scheduled for September 6, 1996 to approve the final settlement and to rule on the petition for entry of a good faith/bar order.

         The Company was a defendant in a lawsuit which included four causes of action: negligent misrepresentation, unfair business practices, negligence and fraud. The complaint was filed on September 28, 1994 in the Contra Costa County, California Superior Court (Case No. 94-04160) and is entitled Kerry P. Salisbury and Joan J. Salisbury; Robert A. Borg and Margo M. Borg; David G. Mooers and Yvonne E. Mooers; David L. Fulk and Susan K. Fulk; Veronica J. Agramont and Ramiro L. Agramont v. UDC Homes, Inc., UDC Mortgage Corporation, UDC-Universal Development L.P., Universal Development Corporation, UDC- Universal Development, Inc., The Hammond Company; The Mortgage Bankers; The Cal-Bay Mortgage Group; and George Cardas. The plaintiffs are five married couples who alleged that the Company, UDC Mortgage Corporation ("UDC Mortgage"), the Company's broker, George Cardas, and two unrelated lenders conspired to qualify buyers/borrowers, including the plaintiffs, to purchase homes in the Company's Laurel Ridge project despite such parties' alleged inability to afford the homes by failing to disclose the nature and extent of the buyers/borrowers tax and special assessment district obligations and by creating insufficient impound accounts. The plaintiffs sought general and special damages, punitive damages, restitution and attorneys' fees and costs, all in unspecified amounts. In addition, two plaintiffs sought rescission of their purchase contracts. Upon notification of the Company's bankruptcy case, the court issued a stay of all further proceedings against the Company, while litigation against the lender defendants and Mr. Cardas continued and summary judgment motions were filed. Mr. Cardas settled with the plaintiffs and the Company has reimbursed him in accordance with indemnification provisions of the Company's By-laws. On March 8, 1996, UDC Mortgage and the plaintiffs reached a settlement wherein UDC Mortgage agreed to pay the plaintiffs Borgs and Mooers the sum of $12,000 and to vacate the previously awarded judgment against the other plaintiffs, and the


                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

plaintiffs agreed to a dismissal with prejudice of the entire action by all plaintiffs against UDC Mortgage. In addition, the parties agreed to a mutual release of claims and to bear their own court costs and attorneys' fees. Plaintiffs' case against the Company was dismissed with prejudice on April 15, 1996, and Plaintiffs' case against UDC Mortgage was dismissed with prejudice on April 18, 1996.

                  The Company is also involved in various legal proceedings which generally represent ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         On November 14, 1995, the Company consummated its plan of reorganization and emerged from its Chapter 11 bankruptcy proceeding as a new reporting entity. As a result, the Company's results of operations for the six months ended March 31, 1996 presented in the accompanying financial statements are divided into pre- and post-reorganization periods. The following discussion and analysis of the Company's operations compares the three and six months ended March 31, 1996 with the three and six months ended March 31, 1995, and does not distinguish between pre- and post-reorganization periods.

         Additionally, the following discussion and analysis of the Company's operations includes only the Company's continuing operations in Arizona and California. The Company is liquidating all remaining assets of its Southeast operations, and management believes that discussion of such operations is no longer material to obtain an understanding the Company's continuing operations.

Results of Operations

         Comparison of three and six months ended March 31, 1996 and 1995

         The following discusses the significant revenue, cost and expense trends experienced by the Company, comparing the three and six month periods ended March 31, 1996 with the three and six month periods ended March 31, 1995.


Revenues

         The following  table presents  comparative  housing  revenues by region
(exclusive of the Company's Southeast operations; dollars in thousands).


                                          Three Months Ended March 31,                         Six Months Ended March 31,
                            ----------------------------------------------------   -------------------------------------------------

                                                       Dollar/Unit    Percentage                             Dollar/Unit  Percentage
                                                        Increase       Increase                                Increase    Increase
                               1996         1995       (Decrease)     (Decrease)    1996          1995        (Decrease)  (Decrease)
                               ----         ----       ----------     ----------    ----          ----        ----------  ----------
Arizona:
  Dollars ............      $ 62,162      $ 60,782      $  1,380          2.3%     $109,209      $118,906      $ (9,697)     (8.2%)
  Units closed .......           334           326             8          2.5%          570           649           (79)    (12.2%)
  Average price ......      $    186      $    186      $      0          0.0%     $    192      $    183      $      9       4.9%

California:
  Dollars ............      $ 19,683      $ 23,045      $ (3,362)       (14.6%)    $ 47,495      $ 55,748      $ (8,253)    (14.8%)
  Units closed .......            84           104           (20)       (19.2%)         178           241           (63)    (26.1%)
  Average price ......      $    234      $    222      $     12          5.4%     $    267      $    231      $     36      15.6%

Company total:
  Dollars ............      $ 81,845      $ 83,827      $ (1,982)        (2.4%)    $156,704      $174,654      $(17,950)    (10.3%)
  Units closed .......           418           430           (12)        (2.8%)         748           890          (142)    (16.0%)
  Average price ......      $    196      $    195      $      1          0.5%     $    209      $    196      $     13       6.6%


         In the quarter ended March 31, 1996, the Company experienced slight decreases in housing revenues and units closed, and an increase in average sales prices as compared to the corresponding quarter in 1995. The Company believes that closings in California in the quarter ended March 31, 1996 were adversely affected by restrictions on the Company's ability to purchase lots during the pendency of its bankruptcy case. Such restrictions delayed the commencement of construction of homes and delayed closings which otherwise would have been expected to occur during the quarter. Additionally, the Company believes that closings in California were adversely affected by lingering effects on customer confidence arising from the Company's Chapter 11 case. The increases in average sales prices were primarily due to price increases in both regions and the introduction of new, higher-priced projects in California, offset by changes in the mix of product types closed in Arizona.

         In the six months ended March 31, 1996, the Company experienced a decrease in housing revenues and units closed, and an increase in average sales prices as compared to the corresponding period in 1995. Closings in the six months ended March 31, 1996 were adversely affected by restrictions on the Company's ability to purchase lots during the pendency of its bankruptcy case. Such restrictions delayed the commencement of construction of homes and delayed closings which otherwise would have been expected to occur during the period, particularly during the quarter ended December 31, 1995. Further, the Company believes that such delays adversely affected sales and the Company's cancellation rate during the bankruptcy. The increases in average sales prices were primarily due to price increases in both regions and the introduction of new, higher priced projects in California.


         The following table presents the family and retirement components of housing revenues by region (exclusive of the Company's Southeast operations;
dollars in thousands).

                                        Three Months Ended March 31,                         Six Months Ended March 31,
                                 -----------------------------------------------    ---------------------------------------------

                                         1996                     1995                       1996                    1995
                                 ----------------------    ---------------------    ---------------------    --------------------
                                                 % of                       % of                    % of                    % of
                                  Dollars      Total       Dollars         Total    Dollars         Total     Dollars      Total
                                  -------      -----       -------         -----    -------         -----     -------      -----
Family revenues:
  Arizona ...................    $ 50,045        61.1%    $ 49,273         58.8%    $ 89,836         57.3%    $ 95,429      54.6%
  California ................      13,585        16.6%      18,741         22.4%      29,242         18.7%      40,810      23.4%
                                 --------       -----     --------        -----     --------        -----     --------     -----

  Total .....................      63,630        77.7%      68,014         81.1%     119,078         76.0%     136,239      78.0%
                                 --------       -----     --------        -----     --------        -----     --------     -----
Retirement revenues:
  Arizona ...................      12,117        14.8%      11,509         13.7%      19,373         12.4%      23,477      13.4%
  California ................       6,098         7.5%       4,304          5.1%      18,253         11.6%      14,938       8.6%
                                 --------       -----     --------        -----     --------        -----     --------     -----
  Total .....................      18,215        22.3%      15,813         18.9%      37,626         24.0%      38,415      22.0%
                                 --------       -----     --------        -----     --------        -----     --------     -----
Company total ...............    $ 81,845       100.0%    $ 83,827        100.0%    $156,704        100.0%    $174,654     100.0%
                                 ========       =====     ========        =====     ========        =====     ========     =====


          During the quarter and six months ended March 31, 1996, the Company experienced a percentage decrease in family revenues and a corresponding increase in retirement revenues. The decrease in family revenues was primarily due to reduced closings of the Company's California family projects and increased revenues from the Company's California retirement projects. The increase in California retirement revenues was due to a change in the mix of product types closed at the Company's California retirement communities.


Net orders:

    The following table presents comparative net orders by region (exclusive of the Company's Southeast operations; dollars in thousands).


                                     Three Months Ended March 31,                             Six Months Ended March 31,
                        ------------------------------------------------------  ----------------------------------------------------

                                                   Dollar/Unit     Percentage                            Dollar/Unit   Percentage
                                                    Increase        Increase                               Increase     Increase
                           1996          1995      (Decrease)      (Decrease)    1996         1995        (Decrease)   (Decrease)
                           ----          ----      ----------      ----------    ----         ----        ----------   ----------
Arizona:
  Dollars ............  $ 88,676      $ 84,012      $  4,664          5.6%     $149,278      $139,677      $  9,601       6.9%
  Units ordered ......       481           439            42          9.6%          808           748            60       8.0%
  Average price ......  $    184      $    191      $     (7)        (3.7%)    $    185      $    187      $     (2)     (1.1%)

California:
  Dollars ............  $ 36,733      $ 44,018      $ (7,285)       (16.6%)    $ 56,576      $ 67,180      $(10,604)    (15.8%)
  Units ordered ......       144           172           (28)       (16.3%)         219           258           (39)    (15.1%)
  Average price ......  $    255      $    256      $     (1)        (0.4%)    $    258      $    260      $     (2)     (0.8%)

Company total:
  Dollars ............  $125,409      $128,030      $ (2,621)        (2.0%)    $205,854      $206,857      ($ 1,003)     (0.5%)
  Units ordered ......       625           611            14          2.3%        1,027         1,006            21       2.1%
  Average price ......  $    201      $    210      $     (9)        (4.3%)    $    200      $    206      $     (6)     (2.9%)


         Net orders represents the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations. In the quarter and six months ended March 31, 1996, the Company experienced an increase in net orders in Arizona and a decrease in net orders in California. The Company believes that the increase in net orders in Arizona was due to continued strong home buyer demand in the Phoenix area, and improved confidence in the Company's financial strength following consummation of its Chapter 11 case. The Company believes that the decrease in net orders in California was due to a lack of inventory availability arising from restrictions on the Company's ability to purchase lots during its Chapter 11 case and lingering effects on customer confidence arising from the Company's Chapter 11 case. The decrease in average sales prices in both regions was primarily due to changes in the mix of product types sold.


Net sales backlog:

         Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery, for which the Company has received purchase deposits and signed sales contracts. The following table presents comparative net sales backlog by region at March 31, 1996 and 1995
(exclusive of the Company's Southeast operations; dollars in thousands).

                                                                                             Dollar/Unit            Percentage
                                                                                              Increase               Increase
                                                    1996                  1995               (Decrease)              (Decrease)
                                                    ----                  ----               ----------              ----------
Arizona:
    Dollars .................................     $162,281              $143,805              $ 18,476                 12.8%
    Units in backlog ........................          877                   748                   129                 17.2%
    Average sales price .....................     $    185              $    192              $     (7)                (3.6%)

California:
    Dollars .................................     $ 57,895              $ 65,991              $ (8,096)               (12.3%)
    Units in backlog ........................          218                   235                   (17)                (7.2%)
    Average sales price .....................     $    266              $    281              $    (15)                (5.3%)

Total:
    Dollars .................................     $220,176              $209,796              $ 10,380                  4.9%
    Units in backlog ........................        1,095                   983                   112                 11.4%
    Average sales price .....................     $    201              $    213              $    (12)                (5.6%)


         Cancellations as a percentage of gross sales contracts written were 26% and 28% for the quarters ended March 31, 1996 and 1995, respectively. Generally, canceled sales contracts are replaced with new sales contracts within a relatively short time period after cancellation. The Company believes that the inability of home buyers to sell their current homes or to qualify for mortgages historically have been the primary causes of cancellations. The Company also believes that cancellations are sometimes attributable to buyers' personal or employment-related changes in circumstances. Except in instances where substantial expenditures on buyer options have been made by the Company in construction, the Company generally has released canceling buyers from their contracts at minimal or no cost.

         The increase in units in backlog in Arizona was due primarily to strong net sales in the six months ended March 31, 1996 arising from continued strong home buyer demand in the Phoenix area and improved confidence in the Company's financial strength following consummation of its Chapter 11 case. The change in units in backlog in California was not significant. The decreases in average sales price in backlog in Arizona and California were primarily the result of changes in the mix of product types in backlog.


Gross margins

         The  following  table  presents  comparative  gross  margins  by region
(exclusive of the Company's Southeast operations; dollars in thousands).


                                     Three Months Ended March 31,                            Six Months Ended March 31,
                             -----------------------------------------------     -------------------------------------------------

                                     1996                       1995                     1996                       1995
                             ----------------------    ---------------------     ---------------------     -----------------------
                              Dollars          %       Dollars           %       Dollars           %       Dollars           %
                              -------         ---      -------          ---      -------          ---      -------          ---

Arizona .................... $ 9,461         15.2%     $ 8,456         13.9%     $14,157         13.0%     $17,840         15.0%
California .................   1,528          7.8%         411          1.8%       3,720          7.8%       4,333          7.8%
                             -------                   -------                   -------                   -------

Company Total .............. $10,989         13.4%     $ 8,867         10.6%     $17,877         11.4%     $22,173         12.7%
                             =======                   =======                   =======                   =======


         Fresh start reporting requires that the purchase accounting principles of APB 16 be followed in the valuation of the reorganized Company's balance sheet as of the Consummation Date (the "Opening Balance Sheet"). APB 16 requires that the basis assigned to purchased inventories include a portion of the profit which would otherwise have been recognized upon the closing of the related home sale, consistent with the concept that the earnings process occurs throughout the construction process. The further construction is complete on a given home, the more profit is capitalized in the Opening Balance Sheet. Accordingly, margins on homes held at the Consummation Date and closed in the earlier fiscal periods after the application of purchase accounting will generally be depressed relative to homes closed later in the fiscal year. Further, all homes under construction as of the Consummation Date will generally have margins less than those on homes on which construction began after the Consummation Date. The impact of purchased profit on gross margin is partially offset by the elimination of capitalized interest in inventory in the Opening Balance Sheet and less interest being capitalized as a result of the change in the Company's method of applying the capitalization of interest principles of SFAS No. 34 to housing inventory discussed in Note 3 to the accompanying consolidated financial statements.

         The Company's gross margins increased in the quarter ended March 31, 1996 from the corresponding period in the prior year primarily due to the revaluation of the Company's housing inventory and land held for development to fair value at the Consummation Date, which resulted in lower land basis and higher gross margins, and the effect of reduced interest capitalization and corresponding absorption as discussed above. Such higher gross margins were offset by the amortization of approximately $3.1 million of purchased profit. Additionally, gross margin in California in 1995 was negatively impacted by significant warranty costs resulting from defective materials supplied by certain subcontractors and the Company's decision to reduce sales prices and liquidate remaining inventory in certain close-out subdivisions.

         The Company's gross margins decreased in the six months ended March 31, 1996 from the corresponding period in the prior year primarily as a result of the amortization of $6.6 million of purchased profit, offset by lower land basis resulting from the revaluation of the Company's housing inventory and land held for development at the Consummation Date. Further, the Company believes that margins were adversely affected by price reductions enacted during the summer months of 1995 to entice buyers who may have been hesitant to purchase a UDC home because of its Chapter 11 filing.


Selling and administrative expenses

         The following table presents selling and administrative expenses for the three and six month periods ended March 31, 1996 and 1995 (exclusive of the Company's Southeast operations and $7.1 million of reorganization items; dollars in thousands).

                                                             Three Months                    Six Months
                                                               Ended                           Ended
                                                              March 31,                       March 31,
                                                     -------------------------       ------------------------

                                                         1996         1995               1996          1995
                                                         ----         ----               ----          ----
Selling and administrative expenses:

  Variable component..............................  $    3,457     $    3,718        $    6,457    $   7,543
  Fixed component.................................       8,769          7,805            16,264       16,029
                                                    ----------     ----------        ----------    ---------

    Total selling and
      administrative expenses.....................  $   12,226     $   11,523        $   22,721    $  23,572
                                                    ==========     ==========        ==========    =========

As a percentage of total sales:

  Variable component..............................        4.2%           4.4%              4.1%         4.3%
  Fixed component.................................       10.7%           9.3%             10.4%         9.2%
                                                    ----------     ----------        ----------    ---------

    Total selling and
      administrative expenses.....................       14.9%          13.7%             14.5%        13.5%
                                                    ==========     ==========        ==========    =========


         The variable component of selling and administrative expenses represents sales commissions, depreciation of model furnishings and closing costs. The change in variable selling and administrative expenses as a percentage of housing sales was not significant.

         The fixed component of selling and administrative expenses represents all other selling and administrative expenses which primarily do not vary with housing sales volume. In the quarter and six months ended March 31, 1996, fixed selling and administrative expenses in total dollars increased primarily due to compensation-related costs arising from severance payments due to the Company's former president and certain other former executive officers, partially offset by an overall reduction in overhead costs.


Liquidity and Capital Resources

         The Company's capital resources are primarily invested in its housing inventory, land held for development and land held for sale. The following table presents the regional components of housing inventory, land held for development and land held for sale (dollars in thousands):


                                                                         March 31,           September 30,             Increase
                                                                           1996                  1995                  (Decrease)
                                                                           ----                  ----                  ----------
    Housing inventory:
         Arizona .........................................               $ 83,312               $ 70,245               $ 13,067
         California ......................................                 55,552                 59,732                 (4,180)
         Southeast .......................................                    439                 12,970                (12,531)
                                                                         --------               --------               --------

                  Company total ..........................               $139,303               $142,947               $ (3,644)
                                                                         ========               ========               ========

    Land held for development:
         Arizona .........................................               $ 87,772               $ 97,825               $(10,053)
         California ......................................                 42,250                 81,651                (39,401)
                                                                         --------               --------               --------

                  Company total ..........................               $130,022               $179,476               $(49,454)
                                                                         ========               ========               ========

    Land held for sale:
         Arizona .........................................               $ 23,011               $ 21,198               $  1,813
         California ......................................                 11,104                  2,638                  8,466
         Southeast .......................................                  3,844                 15,660                (11,816)
                                                                         --------               --------               --------

                  Company total ..........................               $ 37,959               $ 39,496               $ (1,537)
                                                                         ========               ========               ========


    Land held for development at March 31, 1996 reflects a write-down to fair value as of the Consummation Date of $40.5 million, resulting from the Company's adoption of fresh start reporting. Land held for sale reflects a writeup to fair value of $2.3 million as of the Consummation Date, transfers from land held for development of $8.2 million subsequent to the Consummation Date and sales with a basis of $12.0 million subsequent to the Consummation Date. The fair value of housing inventory approximated its book value at the Consummation Date.

    At March 31, 1996, the Company finances its home building, land development and mortgage operations as discussed below:

         Construction and Acquisition and Development Financing - The Company's largest credit facility is a $150 million facility with a group of banks, $120 million of which is a revolving facility and an aggregate of $30 million of which is available pursuant to five separate term facilities. The revolving facility is available for both construction and acquisition and development ("A & D") activities in Arizona and California, with the amount available for A & D activities limited to a maximum of $37.5 million. The revolving facility accrues interest at prime plus 1.0% or, at the Company's option, LIBOR plus 3.25%, payable monthly. If certain performance standards are met, including ratios of debt to tangible net worth, interest coverage and liquidity, the revolving facility will accrue interest at a rate as low as prime plus 0.5% or, at the Company's option, LIBOR plus 2.75%. The revolving facility matures on March 31, 1999, but the commitment amount decreases by $25 million per quarter commencing February 1, 1998 (the "Conversion Date") and the facility ceases to revolve six months prior to the maturity date. On the Conversion Date, the interest rate on the revolving facility increases to prime plus 1.5% or, at the Company's option, LIBOR plus 3.50%. Following the Conversion Date, no new A & D projects will be permitted, and no new unit starts will be allowed after 12 months following the Conversion Date. The revolving facility requires payment of quarterly commitment fees ranging from 0.5% per annum of the commitment amount to 1.0% per annum of the commitment amount payable quarterly in advance and unused commitment fees equal to 0.25% per annum of the average unused commitment amount payable quarterly in arrears. In addition, the revolving facility requires payment of syndication and agency fees. The term facilities initially accrue interest at prime plus 2.0%, payable monthly. However, the interest rate with respect to $18.5 million principal amount of the term loans will increase retroactively for the duration of such facilities to 15% per annum if the average loan-to-value ratio with respect to such facilities has not been reduced to 60% prior to May 13, 1996, and such ratio was 87% as of March 31, 1996. The Company is currently in discussions with the banks regarding an extension of the date by which the loan-to-value ratio must be reduced to 60%. The Company anticipates that an extension will be granted through June 30, 1996 in contemplation of an asset sale transaction which, if consummated, will reduce the loan-to-value ratio below 60%, such that the interest rate on the loans will not increase retroactively. The term facilities require quarterly principal reductions and mature, with respect to $11.5 million of principal, on September 30, 1997 and, with respect to $18.5 million of principal, on September 30, 1998. Each term facility requires payment of release prices upon the sale of assets securing such facility. The term loans include a 1.0% per annum commitment fee payable annually in advance and, in some circumstances, agency and syndication fees. In addition, the term facilities for $18.5 million of principal require payment of exit fees at maturity ranging from 1.0% to 2.0%, depending upon the average loan-to-value ratio of such facilities at certain dates. The revolving and term facilities are secured by portions of the Company's (and its consolidated entities') housing inventory, land held for development and land held for sale. As of March 31, 1996, $20.8 million was outstanding under the term facilities and $60.8 million was outstanding under the revolving facility.

         The Company also has a $55.5 million credit facility consisting of a $12.5 million construction facility for homes at Westbrook Village ("WBV"), a $10.8 million WBV A & D facility, a $20.0 million general construction facility and a $12.2 million term facility. The $12.2 million term facility accrues interest at prime plus 2.0%, payable monthly together with principal payments of $254,000 through September 1, 1996 and $339,000 from October 1, 1996 through maturity on October 31, 1997. In addition, the $12.2 million term facility requires payment quarterly of a loan fee of 2% per annum of the outstanding principal amount. The $12.2 million term facility is secured by various portions of the Company's land held for development. The $12.5 million WBV construction facility and the $10.8 million WBV A & D facility accrue interest at prime plus 1.5% (with the construction facility reducing to prime plus 1.25% on October 1, 1996 if certain conditions are met), payable monthly. Additionally, (i) a loan fee of 1% per annum of $12.5 million is payable quarterly (with the loan fee reducing to 0.75% on October 1, 1996 if certain conditions are met) on the $12.5 million WBV construction facility and (ii) a loan fee of 1% per annum of $10.8 million is payable quarterly on the $10.8 million WBV A & D facility through April 1, 1996 and a loan fee of 1% per annum of the maximum committed amount of the WBV A & D facility as of July 1, 1996 is payable quarterly for the period from July 1, 1996 through June 30, 1997. The $10.8 million WBV A & D facility matures on July 1, 1997 and the $12.5 million WBV construction facility matures on January 1, 1998. The facilities are secured by WBV housing inventory and land held for development. The $20.0 million general construction facility accrues interest at prime plus 1.5% (reducing to prime plus 1.25% on October 1, 1996 if certain conditions are met), payable monthly. Additionally, a commitment fee of 1% per annum of $20.0 million is payable quarterly (reducing to 0.75% on October 1, 1996 if certain conditions are met). Also, a non-use fee of 1/24 of 1% of the amount by which the outstanding balance is less than $10.0 million is due monthly beginning March 25, 1996. The $20.0 million general construction facility matures on November 7, 1996, with two one year extensions available if certain conditions are met. Any advances under this loan will be secured by portions of the Company's housing inventory. As of March 31, 1996, $5.4 million was outstanding under the WBV construction facility, $1.2 million was outstanding under the WBV A & D facility, and $2.3 million was outstanding under the term facility. No amounts were outstanding under the general construction facility.

         The construction and A & D facilities described above contain various covenants, including but not limited to, covenants regarding: (i) encumbrances;
(ii) minimum available liquidity; (iii) maximum total debt to tangible net worth; (iv) minimum tangible net worth; (v) minimum cumulative net cash flow to total debt service; (vi) minimum ratio of earnings before interest, taxes, depreciation and amortization to interest paid; (vii) restrictions on mergers, consolidations and acquisitions; (viii) restrictions on asset sales; and (ix) restrictions on incurrence of additional indebtedness. Among other things, such covenants may limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. Further, the availability of funds under the revolving facilities is dependent upon compliance with such covenants, certain loan-to-value ratios stated in each facility and the levels of pre-sold and speculative construction. Accordingly, all of the committed credit may not be available to the Company at any particular time. Any inability of the Company to obtain financing when needed in amounts or on terms favorable to the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         As discussed in the section entitled "Debt Covenants" in Item 1. above, the Company was in violation of the tangible net worth and debt to tangible net worth covenants of the above-described facilities as of and subsequent to the Consummation Date. In addition, from February 21, 1996 to March 14, 1996, the Company was in violation of certain minimum available liquidity covenants. In response, the Company has requested that the subject lenders waive the violations and agree to a modification of the debt covenants, and on March 15, 1996, DMB invested $10 million in the Company in exchange for a new 14.5% Series D Subordinated Note. Issuance of the new note, waiver of the violations and modification of the debt covenants require approval of the subject lenders of the Company. The Company has received the verbal approval of such lenders, subject to final documentation.

         Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from prime plus 0.25% to prime plus 2.0% and are due at various dates. At March 31, 1996, $23.1 million was outstanding under these notes.

         New Series A and B Senior Notes and New Series C Subordinated Notes - Upon consummation of the Plan, the Company issued: (1) the new Series A Senior Notes in a principal amount of $60 million; (2) the new Series B Senior Notes in a principal amount of $10 million; and (3) the new Series C Subordinated Notes in a principal amount of $35 million, $30 million of which were issued to DMB in exchange for a portion of its $108 million investment. Interest on the new Senior Notes accrues at a rate of 12.5% per annum, commencing September 1, 1995, and is payable semi-annually beginning May 1, 1996. Both series of new Senior Notes mature on May 1, 2000. The new Series B Senior Notes further require prepayments from the proceeds of certain asset sales in excess of $10 million, subject to certain limitations related to the Company's new construction and acquisition and development financing. Both series of new Senior Notes contain numerous covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

         Interest on the new Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually beginning November 1, 1996. The new Series C Subordinated Notes mature November 1, 2000. The payment of interest in cash on the new Series C Subordinated Notes is restricted by certain limitations related to the Company's construction and acquisition and development financing.

         New Series D Subordinated Note - On March 15, 1996, DMB invested $10 million in the Company in exchange for a $10 million new Series D Subordinated Note. The terms for the new Series D Subordinated Note are identical to the terms for the new Series C Subordinated Notes discussed above, except that payments on the new Series D Subordinated Note are subordinate to payments on the new Series C Subordinated Notes. Issuance of the new Series D Subordinated
Note is subject to the approval of certain secured lenders of the Company. The Company has received the verbal approval of such lenders, subject only to final documentation.

         New Common Stock - In connection with the consummation of the Plan, the Company sold all 1,000 of the authorized shares of new Common Stock of the reorganized Company, par value $0.01 per share, to DMB. DMB then issued a purchase option to AEW Partners, L.P. ("AEW") which, as amended, gave AEW the right to purchase 500 of the common shares owned by DMB, $15 million of the new Series C Subordinated Notes issued to DMB, $5 million of the new Series D Subordinated Note issued to DMB and 50% of the general partner interest held by a DMB affiliate in WBV for an aggregate purchase price of $61.25 million, plus interest (as defined). On April 21, 1996, AEW notified DMB that it elected to exercise the option, and the purchase by Eastrich No. 184, LLC (as to all interests except the WBV interest) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, pursuant to the exercise of the option was completed on May 6, 1996.

         Mortgage Debt - The Company finances its mortgage operations with a $10 million committed revolving credit facility which matures on June 30, 1996. The Company is currently negotiating an extension of the facility, and anticipates that the facility will be extended beyond its June 30, 1996 maturity date. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At March 31, 1996, $6.3 million was available and outstanding under this facility. The Company's collateralized mortgage obligations are non-recourse and are secured by mortgage backed securities issued by FNMA, GNMA and FHLMC. These obligations mature as their corresponding mortgage backed securities mature.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         The statements contained herein which are not historical facts may constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's success in negotiating an agreement with its lenders to cure the violation of the tangible net worth, debt to tangible net worth and minimum available liquidity covenants in the Company's credit facilities and to prevent a retroactive increase in the interest rate charged under certain loans, and the Company's success in extending its mortgage debt facility beyond its June 30, 1996 maturity date. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

                           Part II. Other Information



Item 1.  Legal proceedings

         Certain of the Company's excess liability insurance carriers have asserted that their policies do not provide coverage or indemnification for certain lawsuits in which the Company is a defendant because the policies, relating to the period between April 1, 1985 and April 1, 1988, neither "follow the form" of the primary policies nor contain "broad form" coverage. The carriers have expressly reserved their rights with respect to the defense of the lawsuits. In addition, in connection with the settlement of certain claims, one of the Company's excess liability insurance carriers has reserved its right to be reimbursed amounts paid in settlement in the amount of $275,000. On July 8, 1994 the Company filed a lawsuit in the Maricopa County, Arizona Superior Court (Case No. CV 94- 10637) against Mann & Smith, Inc., its insurance agent, and Cooney, Rikard & Curtin, Inc., its insurance broker, seeking special damages in the amount of $275,000, general and special damages up to the limits of the excess liability insurance policies, attorneys' fees and costs. The defendants filed separate answers denying any liability to the Company. In addition, one defendant filed a cross-complaint against the other defendant, and the Company filed a motion to bifurcate the liability and damage issues. On March 7, 1996 the parties filed a stipulation for dismissal without prejudice wherein the Company retained the right to refile the case up to and including September 1, 1997, after an assessment of potential exposure and damages. On March 11, 1996 the case was dismissed without prejudice.

         On September 24, 1992, the Mariners Pointe Homeowners Association (the "Association") filed a lawsuit against the Company in the United States District Court for the District of South Carolina, Florence Division (Civil Action No. 4:92-3097-22), alleging that numerous construction/design defects exist at the Company's Mariners Pointe project in South Carolina. The complaint included five separate causes of action: breach of contract, breach of implied warranties of workmanship, negligence, strict tort and unfair trade practices. In addition to actual damages, the plaintiff's actions in tort and unfair trade practices sought to recover either punitive damages or treble actual damages plus attorneys' fees. The plaintiff's alleged actual damages were $4,775,835. The Company signed a Settlement Agreement and Release on February 16, 1996 wherein the Company (and the other parties involved in the suit) agreed to pay the Association (and certain other parties) the sum of $1,850,000, of which the Company paid a net amount of $440,725.

         On June 5, 1995, June 14, 1995 and October 25, 1995, three lawsuits, entitled Michael A. Isco v. Richard C. Kraemer et al. (Case No. CV95-08941), Larry Alexander et al. V. Arthur Andersen LLP et al. (Case No. CV95-09509), and Crandon Capital Partners v. Kraemer, et al. (Case No. CV95-17785), respectively (collectively, the "Arizona Actions"), were filed in Maricopa County, Arizona Superior Court on behalf of purported classes of former shareholders of the Company against, among others, certain current and former officers and directors of the Company, who may be entitled to indemnification from the Company, as well as the Company's independent public accountants, Arthur Andersen LLP. The Company is not a named defendant in any of these complaints. Subsequently, the Arizona Actions were consolidated. The complaints seek, among other things, unspecified money damages and contain allegations which include violations of Arizona securities laws, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The Plan provided for the discharge of all claims asserted in such class action lawsuits as against the Company, and the holders of such claims received no distributions on account of such claims.

         The Company could, however, be required to indemnify certain of the director/officer defendants if such defendants incur expenses or liability and seek indemnification. The Plan provides that certain indemnification obligations of the Company, including those to the director/officer defendants in the Arizona Actions, survive consummation of the Plan. Pursuant to Article XI of the Bylaws of the Company then in effect (the "Defense Provision"), the Company is required to "pay the expenses [of directors and officers] incurred in defending any proceeding in advance of its final disposition, provided, however, that the payment of expenses incurred ... in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it should be ultimately determined that the director or officer is not entitled to be indemnified." With respect to the advancement of defense costs, the Company and National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), the issuer of the Company's primary directors and officers insurance and Company reimbursement policy, agreed, among other things, that (i) National Union would advance all reasonable and necessary defense costs incurred by most of the covered defendants in the Arizona Actions during the pendency of the Chapter 11 proceeding, (ii) upon consummation of a reorganization plan, the Company would repay an amount up to $1.5 million of defense costs actually advanced by National Union, (iii) the Company would not be obligated to repay an amount greater than $1.5 million of advanced defense costs, and (iv) National Union would have no duty to defend.

         Counsel for the plaintiffs, the Company, the issuers of the Company's directors and officers insurance and Company reimbursement policies and most of the director/officer defendants have engaged in settlement discussions in respect of the Arizona Actions. DMB and its counsel were also involved in such settlement discussions. As a result of these settlement discussions, an agreement (the "Settlement Agreement") was reached pursuant to which the plaintiffs and the director/officer defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the director/officer defendants and the Company, in exchange for, among other things, $12.75 million. The Settlement Agreement was filed with the Maricopa County, Arizona Superior Court on January 19, 1996; that Court now must determine whether, after notice to class members, to approve the Settlement Agreement and to enter a bar order against the non-settling defendants. Of such amount, up to $1.5 million (the self-insured retention under the Company's applicable directors and officers insurance policies) will be funded by the Company. Certain issuers of the Company's directors and officers insurance policies, together with the Company, have agreed to fund the balance of the settlement. Such settlement is subject to certain conditions, including the entry of a final, non-appealable judgment by the Maricopa County, Arizona Superior Court. In connection with such settlement and issues discussed between the Company and DMB concerning the consummation of the Stock Purchase Agreement, the director/officer defendants have agreed to limit their aggregate claim for indemnification arising out of the Arizona Actions in certain circumstances to $12 million above the following: (A) the balance of the Company's self-insured retention under applicable insurance policies and (B) applicable insurance held by the Company with respect to the Arizona Actions. The Company does not believe that any obligations under its By-laws will exceed its coverage under its directors and officers insurance policies.

         The parties filed a joint request that the Court preliminarily approve the settlement, promptly approve the form of notice to be provided to the class, order that the class be given notice, and set a final settlement hearing date. Arthur Andersen LLP filed an objection to the joint request, but later withdrew its objection to the order that the class be given notice. On April 5, 1996, the Court entered an order that the class be given notice of the settlement and an opportunity to object or "opt out". However, the plaintiffs have subsequently sought to modify the proposed settlement to eliminate any release of potential claims they might have against the Company's prior independent public accountants, Coopers and Lybrand. The notice to the class was to be mailed to the individual class members on or before May 17, 1996. A hearing is scheduled for September 6, 1996 to approve the final settlement and to rule on the petition for entry of a good faith/bar order.

         The Company was a defendant in a lawsuit which included four causes of action: negligent misrepresentation, unfair business practices, negligence and fraud. The complaint was filed on September 28, 1994 in the Contra Costa County, California Superior Court (Case No. 94-04160) and is entitled Kerry P. Salisbury and Joan J. Salisbury; Robert A. Borg and Margo M. Borg; David G. Mooers and Yvonne E. Mooers; David L. Fulk and Susan K. Fulk; Veronica J. Agramont and Ramiro L. Agramont v. UDC Homes, Inc., UDC Mortgage Corporation, UDC-Universal Development L.P., Universal Development Corporation, UDC- Universal Development, Inc., The Hammond Company; The Mortgage Bankers; The Cal-Bay Mortgage Group; and George Cardas. The plaintiffs are five married couples who alleged that the Company, UDC Mortgage Corporation ("UDC Mortgage"), the Company's broker, George Cardas, and two unrelated lenders conspired to qualify buyers/borrowers, including the plaintiffs, to purchase homes in the Company's Laurel Ridge project despite such parties' alleged inability to afford the homes by failing to disclose the nature and extent of the buyers/borrowers tax and special assessment district obligations and by creating insufficient impound accounts. The plaintiffs sought general and special damages, punitive damages, restitution and attorneys' fees and costs, all in unspecified amounts. In addition, two plaintiffs sought rescission of their purchase contracts. Upon notification of the Bankruptcy Case, the court issued a stay of all further proceedings against the Company, while litigation against the lender defendants and Mr. Cardas continued and summary judgment motions were filed. Mr. Cardas settled with the plaintiffs and the Company has reimbursed him in accordance with indemnification provisions of the Company's By-laws. On March 8, 1996, UDC Mortgage and the plaintiffs reached a settlement wherein UDC Mortgage agreed to pay the plaintiffs Borgs and Mooers the sum of $12,000 and to vacate the previously awarded judgment against the other plaintiffs, and the plaintiffs agreed to a dismissal with prejudice of the entire action by all plaintiffs against UDC Mortgage. In addition, the parties agreed to a mutual release of claims and to bear their own court costs and attorneys' fees. Plaintiffs' case against the Company was dismissed with prejudice on April 15, 1996, and Plaintiffs' case against UDC Mortgage was dismissed with prejudice on April 18, 1996.

         The  Company  is also  involved  in  various  legal  proceedings  which generally represent ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance. In the Company's opinion, none of the pending litigation will have a material adverse effect upon the Company's financial position or results of operations.

Item 5.  Other Information

         As a result of the May 6, 1996 closing of the purchase by Eastrich No. 184, LLC from DMB described in Part I, Item 2 above, the Company has two record owners of its Common Stock.

         In connection with its Chapter 11 filing, the Company agreed to use its reasonable best efforts to maintain its status as a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for so long as the new Series A Senior Notes and the new Series B Senior Notes remain outstanding. Pursuant to such obligation, the Company has been seeking to obtain the listing of the new Series A Senior Notes and the new Series B Senior Notes for trading on a national securities exchange pursuant to Section 12(b) of the Exchange Act or, if the Company is unable to secure such a listing of these Notes, the Company will file a registration statement on Form 10 pursuant to Section 12(g) of the Exchange Act.

Item 6.  Exhibits and reports on Form 8-K

         (a)    Exhibits

                10.1 Stockholders Agreement dated May 6, 1996 by and among DMB, Eastrich No. 184, LLC and the Company.

                10.2 Employment Termination Agreement dated March 11, 1996 by and between the Company and Richard C. Kraemer.


         (b)    Reports on Form 8-K

                1. The Company filed a report on Form 8-K dated March 21, 1996 regarding the resignation of its president and chief executive officer, a $10 million investment by DMB, and the extension of a purchase option granted by DMB to AEW. No financial statements were filed as a part of the report.

                       SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     UDC HOMES, INC.
                                       -----------------------------------------
                                                      (Registrant)






 May 15, 1996                          By: /s/ Jacques C. Lazard
- - --------------                            --------------------------------------
     Date                                  Jacques C. Lazard
                                           Executive Vice President and
                                            Chief Financial Officer