Form 10-Q
period 1996-06-30
UDC HOMES INC
filed 1996-08-15
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                                ---------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to__________ .

                         Commission File Number 1-11416
                                               ----------

                                 UDC HOMES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

       Delaware                                            86-0702254
- - -----------------------                        ---------------------------------
(State of Organization)                        (IRS Employer Identification No.)

4812 South Mill Avenue, Tempe, Arizona                                   85282
- - --------------------------------------                                 ---------
(Address of principal executive offices)                              (Zip Code)

                                 (602) 820-4488
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X       NO
                            --------      -------

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         YES    X       NO
                            --------      --------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 1,000 shares. See Part II, Item 5 herein.

                        UDC HOMES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                               Page
                                                                                                               ----
                                          Part I.   Financial Information

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  At June 30, 1996 and September 30, 1995.......................................................  3

                  Consolidated  Statements  of  Operations  For the three months ended June 30, 1996, the period from November 14, 1995 to June
                  30,  1996,  the three and nine months  ended June 30, 1995 and the period from
                  October 1, 1995 to November 13, 1995..........................................................  5

                  Consolidated  Statements  of Cash  Flows For the three  months ended June 30, 1996, the period from November 14, 1995 to June
                  30,  1996,  the nine months ended June 30, 1995 and the period from October 1,
                  1995 to November 13, 1995.....................................................................  6

                  Condensed Notes to Consolidated Financial Statements..........................................  8


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................... 20

                                            Part II.  Other Information

Item 1.           Legal Proceedings............................................................................. 32

Item 5.           Other Information............................................................................. 35

Item 6.           Exhibits and Reports on Form 8-K.............................................................. 36

Signatures...................................................................................................... 37

                        UDC HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                     Reorganized       Predecessor
                                                                                       Company           Company
                                                                                     ------------      -------------
                                                                                      June 30,         September 30,
                                                                                        1996               1995
                                                                                     ------------      -------------
                                                                                     (Unaudited)
                                           ASSETS
Housing:
  Cash............................................................................... $     4,619       $     4,591
  Notes, interest and other receivables..............................................       1,432             4,193
  Housing inventory..................................................................     140,557           142,947
  Land held for development..........................................................      97,478           179,476
  Land held for sale.................................................................      42,142            39,496
  Property and equipment, net........................................................      14,382            13,663
  Investments in and receivables from unconsolidated affiliated partnership                 2,834             5,213
  Reorganization value in excess of amounts allocable to identifiable assets               23,280                --
  Other..............................................................................       2,897             6,838
                                                                                      -----------       -----------

                                                                                          329,621           396,417
                                                                                      -----------       -----------

Builder bonds and mortgage operations:
  Interest and other receivables.....................................................         905               736
  Mortgage-backed securities and residential mortgages...............................      20,945            29,366
  Other..............................................................................         109               799
                                                                                      -----------       -----------

                                                                                           21,959            30,901
                                                                                      -----------       -----------

Total assets......................................................................... $   351,580       $   427,318
                                                                                      ===========       ===========

            See condensed notes to consolidated financial statements.

                        UDC HOMES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                                     Reorganized       Predecessor
                                                                                       Company           Company
                                                                                     ------------      ------------
                                                                                      June 30,         September 30,
                                                                                        1996               1995
                                                                                     ------------      ------------
                                                                                     (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Housing:
  Accounts payable................................................................... $    20,907       $    22,702
  Accrued liabilities and expenses...................................................      44,949            48,640
  Notes payable......................................................................      88,935           144,850
  Senior unsecured notes payable.....................................................      70,000                --
  Subordinated notes payable.........................................................      45,000                --
                                                                                      -----------       -----------

                                                                                          269,791           216,192
                                                                                      -----------       -----------

Builder bonds and mortgage operations:
  Accrued liabilities and expenses...................................................         391               366
  Collateralized mortgage obligations................................................      13,629            17,061
  Mortgage lines of credit...........................................................       3,929            11,389
                                                                                      -----------       -----------

                                                                                           17,949            28,816
                                                                                      -----------       -----------

Total liabilities not subject to compromise..........................................     287,740           245,008
                                                                                      -----------       -----------

Liabilities subject to compromise....................................................          --           205,264
                                                                                      -----------       -----------

Total liabilities....................................................................     287,740           450,272
                                                                                      -----------       -----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.01 par value, 1,000 shares authorized, issued and
    outstanding at June 30, 1996.....................................................          --                --
  Predecessor preferred stock........................................................          --               100
  Predecessor common stock; 50,000,000 shares authorized,
    11,392,059 shares issued and outstanding at September 30, 1995                             --               114
  Additional paid in capital.........................................................      78,000           118,390
  Accumulated deficit................................................................     (14,160)         (141,558)
                                                                                      -----------       -----------

Total stockholders' equity (deficit).................................................      63,840           (22,954)
                                                                                      -----------       -----------

Total liabilities and stockholders' equity .......................................... $   351,580       $   427,318
                                                                                      ===========       ===========

            See condensed notes to consolidated financial statements.

                        UDC HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                             (Dollars in thousands)

                                                       Reorganized Company                       Predecessor Company
                                                  ------------------------------   -------------------------------------------------
                                                   Three months    Period from     Three months     Nine months        Period from
                                                      ended     November 14, 1995     ended           ended            October 1 to
                                                     June 30,      to June 30,      June 30,         June 30,          November 13,
                                                       1996           1996            1995             1995                1995
                                                  ------------- -----------------  -------------   --------------     --------------

Housing sales revenues...........................   $    116,148    $     248,351    $   111,984     $   323,252        $    29,624
Cost of housing sales (including $5.5 million and
  $18.2 million of land purchased from affiliated
  partnerships for the three months and nine months
  ended June 30, 1995, respectively).............         99,521          216,266        103,831         291,324             27,205
                                                    ------------    -------------    -----------     -----------        -----------

Gross margin.....................................         16,627           32,085          8,153          31,928              2,419
                                                    ------------    -------------    -----------     -----------        -----------

Other expenses (income):
  Selling and administrative.....................         13,721           31,408         11,820          40,747              5,034
  Builder bond and mortgage operations, net                 (614)            (850)           564           1,261                (28)
  Interest.......................................          5,850           14,421            572             711                706
  Land write-downs...............................             --               --            750          51,601                 --

  Other..........................................            (14)             366           (718)         (2,552)              (103)
                                                    ------------    -------------    -----------     -----------        -----------

                                                          18,943           45,345         12,988          91,768              5,609
                                                    ------------    -------------    -----------     -----------        -----------
Equity in losses of unconsolidated
  affiliated partnerships (including land write-downs
  of $11,644 in the three and nine months
  ended June 30, 1995)............................          (355)            (900)          (800)        (13,811)                --
                                                    ------------    -------------    -----------     -----------        -----------

Loss from operations before reorganization
  items, income taxes, fresh start reporting
  adjustment and extraordinary item...............        (2,671)         (14,160)        (5,635)        (73,651)            (3,190)

Reorganization items..............................            --               --         (7,399)         (7,399)            (7,051)

Loss before income taxes, fresh start
  reporting adjustment and extraordinary item              (2,671)        (14,160)       (13,034)        (81,000)           (10,241)

Income taxes......................................            --               --             --         (26,772)                --
                                                    ------------    -------------    -----------     -----------        -----------


Loss before fresh start reporting
  adjustment and extraordinary item...............        (2,671)         (14,160)       (13,034)       (107,822)           (10,241)
  Fresh start reporting adjustment................            --               --             --              --            (14,069)
  Extraordinary item - gain on debt discharge.....            --               --             --              --             50,264
                                                    ------------    -------------    -----------     -----------        -----------

Net income (Loss).................................  $     (2,671)   $     (14,160)   $   (13,034)    $  (107,822)       $    25,954
                                                    ============     ============    ===========     ===========         ==========

            See condensed notes to consolidated financial statements

                        UDC HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)


                                                      Reorganized Company                   Predecessor Company
                                             ---------------------------------       ---------------------------------
                                              Three months      Period from           Nine Months          Period From
                                                  ended      November 14, 1995          ended             October 1 to
                                                 June 30,      to June 30,             June 30,            November 13,
                                                   1996             1996                 1995                  1995
                                              ------------   -----------------        -----------          -----------
Cash flows from operating activities:
  Net income (loss)..................       $   (2,671)      $     (14,160)        $   (107,822)       $      25,954

  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:..............
    Depreciation ....................            1,225               2,745                4,124                  439
    Amortization ....................              241                 602                1,176                   97
    Fresh start reporting adjustment.               --                  --                   --               14,069

    Gain on debt discharge...........               --                  --                   --              (50,264)

    Equity in losses of unconsolidated
      affiliated partnerships........              355                 900               13,811                   --
    Land write-downs.................               --                  --               51,601                   --
    Income taxes.....................               --                  --               26,772                   --
    Net change in housing inventory..           (1,254)            (22,763)               8,935               10,890
    Proceeds from sale of land.......           19,756              32,610                   --                   --
    Net change in land held for
      development....................            8,605              13,316              (26,867)              (4,778)
    Net change in receivables from
      affiliated partnerships........            2,927               1,620                7,624                   95

    Decrease (increase) in assets:

      Notes, interest and other
        receivables..................              399               1,909               (1,881)                 259
      Other assets...................             (413)               (260)                 833                 (429)

    (Decrease) increase in liabilities:

      Accounts payable...............           (3,558)                 38              (18,758)              (1,833)
      Accrued liabilities and expenses           3,835               8,278                8,859                3,525
                                            ----------       -------------         ------------       --------------

Net cash provided by (used in) operating
  activities.........................           29,447              24,835              (31,593)              (1,976)
                                            ----------       -------------         ------------       -------------

            See condensed notes to consolidated financial statements.

                        UDC HOMES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                             (Dollars in thousands)

                                                               Reorganized Company                     Predecessor Company
                                                          --------------------------------        ----------------------------
                                                           Three Months     Period from            Nine Months    Period from
                                                              Ended      November 14, 1995           ended        October 1 to
                                                             June 30,       to June 30,             June 30,      November 13,
                                                               1996           1995                    1995            1995
                                                           ------------  -----------------         -----------    -----------
Cash flows from investing activities:

  (Increase) decrease in mortgage-backed securities
    and residential mortgages..........................           2,003              2,134               9,367           6,287
  Change in property and equipment.....................          (2,386)            (2,487)              7,894            (471)
                                                         --------------     --------------      --------------     -----------

Net cash provided by (used in) investing activities                (383)              (353)             17,261           5,816
                                                         --------------     --------------      --------------     -----------

Cash flows from financing activities:

  Proceeds from notes payable..........................         102,117            254,332             459,481           8,637
  Payments on notes payable............................        (126,816)          (304,349)           (428,242)        (11,022)
  Proceeds from issuance of subordinated notes.........              --             10,000                  --          30,000
  Proceeds from issuance of common stock...............              --                 --                  --          78,000
  Payments on senior unsecured notes payable...........              --                 --              (3,000)        (83,000)
  Payments on collateralized mortgage obligations......          (1,196)            (3,185)             (2,930)           (247)
  Increase (decrease) in mortgage lines of credit......          (2,333)            (1,661)             (6,782)         (5,799)
                                                         --------------     --------------      --------------     -----------

Net cash provided by (used in) financing activities....         (28,228)           (44,863)             18,527          16,569
                                                         --------------     --------------      --------------     -----------

Net increase (decrease) in cash........................             836            (20,381)              4,195          20,409

Cash, beginning of period..............................           3,783             25,000               1,151           4,591
                                                         --------------     --------------      --------------     -----------

Cash, end of period....................................  $        4,619     $        4,619      $        5,346     $    25,000
                                                         ==============     ==============      ==============     ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest, net of amounts capitalized...  $        8,171     $       12,542      $        1,351     $       254
                                                         ==============     ==============      ==============     ===========



Supplemental disclosure of noncash investing and financing activities:

See Note 2 for a discussion of the Company's reorganization under Chapter 11.

            See condensed notes to consolidated financial statements.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       General
         -------

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

         The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for interim periods. Because of the adoption of fresh start reporting (Note 2), the June 30, 1996 balance sheet, the statement of operations for the three months ended June 30, 1996, the statement of operations for the period from November 14, 1995 to June 30, 1996, the statement of cash flows for the three months ended June 30, 1996 and the statement of cash flows for the period from November 14, 1995 to June 30, 1996 have not been prepared on the same basis of accounting and are not comparable to financial statements for prior dates and periods.

2.       Reorganization under Chapter 11 and Fresh Start Reporting
         ---------------------------------------------------------

         As described in the Company's Annual Report on Form 10-K for the fiscal
year  ended   September  30,  1995,   the  Company   consummated   its  plan  of
reorganization (the "Plan") on November 14, 1995 (the "Consummation Date").

         In accounting for the effects of the Plan, the Company implemented the "fresh start" reporting principles of American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Pursuant to SOP 90-7, the Company implemented fresh start reporting on the Consummation Date because the fair value of the Company's assets immediately before the Consummation Date was less than the total of all post-petition liabilities and allowed pre-petition claims, and holders of the existing voting shares immediately before the Consummation Date received none of the newly issued shares of Common Stock of the reorganized Company.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The Company's consolidated balance sheet as of June 30, 1996 was prepared as if the Company became a new reporting entity at the Consummation Date, and reflects certain reorganization adjustments, including the restatement of assets and liabilities to approximate fair value and the discharge of certain outstanding liabilities relating to creditors' claims against the Company. The statements of operations and the statements of cash flows for the three months ended June 30, 1996 and the period from November 14, 1995 to June 30, 1996 incorporate the effects of fresh start reporting. However, the statements of operations for the period from October 1, 1995 to November 13, 1995, the three months ended June 30, 1995 and the nine months ended June 30, 1995, and the statements of cash flows for the period from October 1, 1995 to November 13, 1995 and the nine months ended June 30, 1995 are based on historical cost of the predecessor Company. Accordingly, the Company has presented statements of operations and statements of cash flows for the three months ended June 30, 1996, the period from November 14, 1995 to June 30, 1996 and the period from October 1, 1995 to November 13, 1995, but has not presented a statement of operations and statement of cash flows for the nine months ended June 30, 1996. A vertical line has been drawn on the accompanying financial statements to distinguish between the reorganized Company and the predecessor Company.

         The reorganization value of the Company's equity was established based upon the Company's "enterprise value," as determined by the Company. Enterprise value represents an estimated value of the Company based upon its reorganized capital structure at the Consummation Date, and was determined to be equal to the $108.0 million purchase price paid by DMB Residential, LLC ("DMB") to acquire all of the Company's new shares of Common Stock for $78.0 million and $30.0 million of new Series C Subordinated Notes. The majority of the Company's value arises from the Company's housing inventory, land held for development and land held for sale. The fair value of the Company's housing inventory was calculated on a house- by-house basis by determining an estimated selling price for each home and deducting costs to complete, costs of disposal and a reasonable profit, considering the stage of completion of each home. The fair value of the Company's land held for development and land held for sale was generally determined by independent third party appraisals. Although all assets and liabilities were revalued, no significant adjustments were made to the Company's other assets and liabilities, as their fair values generally approximated historical cost at the Consummation Date.

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

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The effect of the Plan and the application of SOP 90-7 on the Company's November 13, 1995 pre-consummation balance sheet is as follows (dollars in thousands):

                                                                             Consummation of Plan
                                                                          -------------------------
                                                         November 13,      Capital
                                                            1995         Contribution                    Reorganized
                                                      Pre-consummation     and Debt                        Balance
                                                        Balance Sheet      Discharge      Fresh Start       Sheet
                                                      ----------------   -------------    -----------    -----------
                          ASSETS
                          ------
Housing:
   Cash.............................................  $               --   $ 25,000 (1)  $      --       $   25,000
   Notes, interest and other receivables                           3,779         --           (424) (6)       3,355
   Housing inventory................................             132,057         --            116  (6)     132,173
   Land held for development........................             184,254         --        (40,507) (6)     143,747
   Land held for sale...............................              39,496         --          2,303  (6)      41,799
   Property and equipment, net......................              13,695         --            945  (6)      14,640
   Investment in and receivables from
    unconsolidated affiliated partnership...........               5,118         --            236  (6)       5,354
   Reorganization value in excess of amounts
    allocable to identifiable assets................                  --         --         22,760  (6)      22,760
   Other............................................               7,720         --         (4,187) (6)       3,533
                                                      ------------------   --------      ---------       ----------
                                                                 386,119     25,000        (18,758)         392,361
Builder bonds and mortgage operations...............              24,219         --             86  (6)      24,305
                                                      ------------------   --------      ---------       ----------

      Total assets..................................  $          410,338   $ 25,000      $ (18,672)      $  416,666
                                                      ==================   ========      =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Liabilities not subject to compromise:
Housing:
   Accounts payable.................................  $           20,869   $     --      $      --       $   20,869
   Accrued liabilities and expenses.................              52,094         --         (1,090) (6)      51,004
   Notes payable....................................             142,465         --         (3,513) (6)     138,952
   Senior unsecured notes payable...................                  --     70,000 (2)         --           70,000
   Subordinated notes payable.......................                  --     35,000 (3)         --           35,000
                                                      ------------------   --------      ---------       ----------
                                                                 215,428    105,000         (4,603)         315,825
Builder bonds and mortgage operations...............              22,841         --             --           22,841
                                                      ------------------   --------      ---------       ----------
Total liabilities not subject to compromise.........             238,269    105,000         (4,603)         338,666
Liabilities subject to compromise...................             205,264   (205,264)(4)         --               --
                                                      ------------------   --------      ---------       ----------
Total liabilities...................................             443,533   (100,264)        (4,603)         338,666
Stockholders' equity (deficit)......................             (33,195)   125,264 (5)    (14,069) (7)      78,000
                                                      ------------------   --------      ---------       ----------

      Total liabilities and stockholders' equity....  $          410,338   $ 25,000      $ (18,672)      $  416,666
                                                      ===================  ========      =========       ==========

                  See following page for footnote explanations.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                    FOOTNOTES
                                    ---------

(1) Cash remaining after application of $83.0 million of $108.0 million purchase price from DMB to the repayment of senior unsecured notes payable.

(2)      Issuance of new senior unsecured notes payable to holders of the following claims:

                  Old senior unsecured notes...........................................$       64,100
                  Old convertible subordinated notes...................................         5,900
                                                                                       --------------
                                                                                       $       70,000
                                                                                       ==============
(3)      Issuance of new subordinated notes to the following:

                  DMB .................................................................$       30,000
                  Holders of old prime preferred stock.................................         3,000
                  Holders of old convertible subordinated notes........................         2,000
                                                                                       --------------
                                                                                       $       35,000
                                                                                       ==============
(4)      Repayment or forgiveness of debt as follows:

                  Cash paid to holders of old senior unsecured notes...................$       83,000
                  New senior unsecured notes and new subordinated notes
                    issued to holders of old senior unsecured notes
                    and old convertible subordinated notes.............................        72,000
                  Forgiveness of remaining debt subject to compromise..................        50,264
                                                                                       --------------
                                                                                       $      205,264
                                                                                       ==============
(5)      Consists of the following:

                  New issuance of common stock to DMB..................................$       78,000
                  New issuance of subordinated notes to holders of
                    old prime preferred stock..........................................        (3,000)
                  Gain on debt discharge...............................................        50,264
                                                                                       --------------
                                                                                       $      125,264
                                                                                       ==============

(6)      Adjustment of assets and liabilities to fair market value.

(7)      Elimination of pre-consummation stockholders' equity accounts and revaluation of stockholders' equity to reorganization value.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.       Accounting Policies
         -------------------

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

         At the Consummation Date, in accordance with the application of fresh start reporting (Note 2), the Company recorded $22.8 million of reorganization value in excess of amounts allocable to identifiable assets. Subsequent to the Consummation Date, upon the resolution of certain contingencies existing at the Consummation Date, the Company recorded an additional $1.1 million of reorganization value in excess of amounts allocable to identifiable assets. Such total amount is amortized on a straight line basis over a period of 25 years.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         At the time of its Chapter 11 filing, the Company announced its intention to sell its Southeast operations. As of the Consummation Date, the Company held land in Georgia as well as land and housing under construction in North Carolina. The Company established a $3.6 million reserve at the Consummation Date for any future losses which may result from the disposal of the Company's assets in the Southeast.

         The activity during the three months ended June 30, 1996 and the period from November 14, 1995 to June 30, 1996 related to the reserve is as follows (dollars in thousands):

                                                                                      Period from
                                                                Three months          November 14,
                                                                   ended              1995 to June
                                                                June 30, 1996           30, 1996
                                                               --------------       ---------------
Balance at beginning of period.............................  $          2,744     $           3,586

Revenues from operations of discontinued
   operations..............................................               748                10,247

Costs and losses from operations of
   discontinued operations.................................            (1,786)              (12,127)
                                                               --------------       ---------------

Balance at end of period...................................  $          1,706     $           1,706
                                                               ==============       ===============

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.       Housing Interest
         ----------------

         The Company capitalizes certain interest incurred on housing inventory and land held for development. Such capitalized interest is charged to expense through cost of housing sales when home sales are closed. The components of housing interest are as follows (dollars in thousands):

                                              Reorganized Company                  Predecessor Company
                                      ---------------------------------  ----------------------------------------
                                       Three Months     Period From      Three Months  Nine Months    Period From
                                          Ended       November 14, 1995      Ended        Ended       October 1 to
                                        June 30,         to June 30,        June 30,     June 30,     November 13,
                                          1996              1996             1995         1995            1995
                                       ------------   -----------------  ------------  -----------    ------------
Interest incurred.....................$       8,555    $       20,638    $      4,983  $    27,057    $      3,179

Less: Interest capitalized ...........        2,705             6,217           4,411       26,346           2,473
                                      -------------    --------------    ------------  -----------    ------------

Interest expensed.....................$       5,850    $       14,421    $        572  $       711    $        706
                                      =============    ==============    ============  ===========    ============

Amortization of capitalized
   interest included in cost
   of sales...........................$       2,473    $        4,034    $      7,339  $    20,183    $      1,117
                                      =============    ==============    ============  ===========    ============


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

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.       Debt Covenants
         --------------

         In connection with the application of fresh start reporting as of the Consummation Date, reorganization value in excess of amounts allocable to identifiable assets was determined to be approximately $22.8 million. The debt covenants related to the Company's borrowing arrangements were negotiated prior to the determination of such amount and were based on the assumption that such amount, when finally determined, would be substantially lower than $22.8 million. As a result, as of the Consummation Date and subsequent thereto, the Company was in violation of the tangible net worth and debt to tangible net worth covenants of such borrowing arrangements. In addition, from February 21, 1996 through March 14, 1996, the Company was in violation of certain minimum available liquidity covenants. In response, the Company and the subject lenders agreed to a waiver of the violations and a modification of the debt covenants, and on March 15, 1996, DMB invested $10 million in the Company in exchange for a new 14.5% Series D Subordinated Note.

6.       Contingencies and Legal Matters
         -------------------------------

         On June 5, 1995, June 14, 1995 and October 25, 1995, three lawsuits, entitled Michael A. Isco v. Richard C. Kraemer et al. (Case No. CV95-08941), Larry Alexander et al. v. Arthur Andersen LLP et al. (Case No. CV95-09509), and Crandon Capital Partners v. Kraemer, et al. (Case No. CV95-17785), respectively (collectively, the "Arizona Actions"), were filed in Maricopa County, Arizona Superior Court on behalf of purported classes of former shareholders of the Company against, among others, certain current and former officers and directors of the Company, who may be entitled to indemnification from the Company, as well as the Company's independent public accountants, Arthur Andersen LLP. The Company is not a named defendant in any of these complaints. Subsequently, the Arizona Actions were consolidated. The complaints seek, among other things, unspecified monetary damages and contain allegations which include violations of Arizona securities laws, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The Plan provided for the discharge of all claims asserted in such class action lawsuits as against the Company, and the holders of such claims received no distributions on account of such claims. The Company could, however, be required to indemnify certain of the director/officer defendants if such defendants incur expenses or liability and seek indemnification.

         These lawsuits were previously disclosed in the Forms 10-Q filed by the Company for the quarters ended December 31, 1995 and March 31, 1996. As a result of settlement discussions, an agreement (the "Settlement Agreement") was reached pursuant to which the plaintiffs and the director/officer defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the director/officer defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, up to $1.5 million (the self-insured retention under the Company's applicable directors and officers insurance policies) will be funded by the Company. Certain issuers of the Company's directors and officers insurance policies, together with the Company, have agreed to fund the balance of the settlement. Such settlement is subject to certain conditions, including the entry of a final, non-appealable judgment by the Maricopa County, Arizona Superior Court. In connection with such settlement and issues discussed between the Company and DMB concerning the consummation of the Stock Purchase Agreement, the director/officer defendants have agreed to limit their aggregate claim for indemnification arising out of the Arizona Actions in certain circumstances to $12 million above the following: (A) the balance of the Company's self-insured retention under applicable insurance policies and (B) applicable insurance held by the Company with respect to the Arizona Actions. The Company does not believe that any obligations under its By-laws will exceed its coverage under its directors and officers insurance policies.

The Settlement Agreement was filed with the Maricopa County, Arizona Superior Court on January 19, 1996; that Court now must determine whether, after notice to class members, to approve the Settlement Agreement and to enter a bar order against the non-settling defendants (the "Good Faith Bar Order"). A Good Faith/Bar Order is intended to bar any claim for contribution by non-settling defendants against settling defendants or the Company. The settling parties filed a joint request that the Court preliminarily approve the settlement, promptly approve the form of notice to be provided to the class, order that the class be given notice, and set a final settlement hearing date. On April 5, 1996, the Court entered an order that the class be given notice of the settlement and an opportunity to object or "opt out". At the end of May, a new judge was assigned to the Arizona Actions. A hearing scheduled for September 6, 1996 to approve the final settlement and to rule on the entry of a Good Faith/Bar Order was then vacated and not yet rescheduled. Discovery by the non-settling defendants is on-going. In addition, the plaintiffs have subsequently sought to modify the proposed settlement to eliminate any release of potential claims they might have against the Company's prior independent auditor, Coopers & Lybrand.


         The Company is also involved in various legal proceedings which generally represent ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - -------  -----------------------------------------------------------------------
         of Operations
         -------------

Introduction

         On November 14, 1995, the Company consummated its plan of reorganization and emerged from its Chapter 11 bankruptcy proceeding as a new reporting entity. As a result, the Company's results of operations for the nine months ended June 30, 1996 presented in the accompanying financial statements are divided into pre- and post-reorganization periods. The following discussion and analysis of the Company's operations compares the three and nine months ended June 30, 1996 with the three and nine months ended June 30, 1995, and does not distinguish between pre- and post-reorganization periods.

         Additionally, the following discussion and analysis of the Company's operations includes only the Company's continuing operations in Arizona and California. The Company is liquidating all remaining assets of its Southeast operations, and management believes that discussion of such operations is no longer material to obtain an understanding the Company's continuing operations.

Results of Operations

         Comparison of three and nine months ended June 30, 1996 and 1995

         The following discusses the significant revenue, cost and expense trends experienced by the Company, comparing the three and nine month periods ended June 30, 1996 with the three and nine month periods ended June 30, 1995.

Revenues

         The following table presents comparative housing revenues by region (exclusive of the Company's Southeast operations; dollars in thousands).

                             Three Months Ended June 30,                   Nine Months Ended June 30,
                     -------------------------------------------    ----------------------------------------------
                                           Dollar/Unit Percentage                          Dollar/Unit  Percentage
                                            Increase    Increase                             Increase    Increase
                        1996       1995    (Decrease)  (Decrease)      1996        1995     (Decrease)  (Decrease)
                     ---------- ---------- ----------  ----------   ----------  ----------  ----------  ----------
Arizona:
  Dollars............   $79,562    $66,685   $12,877       19.3%      $188,899    $185,591     $3,308        1.8%
  Units closed.......       429        345        84       24.3%           999         994          5        0.5%
  Average price......      $186       $193       $(7)      (3.6%)         $189        $187         $2        1.1%

California:
  Dollars............   $36,586    $29,879    $6,709       22.4%       $84,081     $85,627    $(1,546)      (1.8%)
  Units closed.......       143        122        21       17.2%           321         363        (42)     (11.6%)
  Average price......      $256       $245       $11        4.5%          $262        $236        $26       11.0%

Company total:
  Dollars............  $116,148    $96,564   $19,584       20.2%      $272,980    $271,218     $1,762        0.6%
  Units closed.......       572        467       105       22.5%         1,320       1,357        (37)      (2.7%)
  Average price......      $203       $207       $(4)      (1.9%)         $207        $200         $7        3.5%

         In the quarter ended June 30, 1996, the Company experienced increases in housing revenues and units closed, and a decrease in average sales prices as compared to the corresponding quarter in 1995. The Company believes that the increase in units closed was due to renewed confidence in the Company following consummation of its Chapter 11 case. Additionally, closings in the 1995 quarter were adversely affected by homebuyer concerns about the Company's financial condition, restrictions on the Company's ability to finance construction and generally higher mortgage interest rates. The decrease in average sales prices was primarily due to changes in the mix of product types closed in Arizona, offset by the introduction of new, higher-priced projects in California.

         In the nine months ended June 30, 1996, the Company experienced an increase in housing revenues and average sales prices and a decrease in units closed as compared to the corresponding period in 1995. Closings in the nine months ended June 30, 1996 were adversely affected by restrictions on the Company's ability to purchase lots during the pendency of its bankruptcy case. Such restrictions delayed the commencement of construction of homes and delayed closings which otherwise would have been expected to occur during the period, particularly during the quarter ended December 31, 1995. Further, the Company believes that such delays adversely affected sales and the Company's cancellation rate during the bankruptcy. The increases in average sales prices were primarily due to price increases in both regions and the introduction of new, higher priced projects in California.

         The following table presents the family and retirement components of housing revenues by region (exclusive of the Company's Southeast operations; dollars in thousands).



                             Three Months Ended June 30,                     Nine Months Ended June 30,
                        ---------------------------------------      --------------------------------------------
                               1996               1995                        1996                   1995
                        -----------------    ------------------      --------------------     -------------------
                                     % of                  % of                      % of                   % of
                        Dollars     Total    Dollars      Total        Dollars      Total     Dollars      Total
                        -------     -----    -------      -----        -------      -----     -------      -----

Family revenues:
  Arizona............  $ 67,794      58.3%  $ 57,568       59.6%     $ 157,758       57.8%  $ 152,997       56.4%
  California.........    26,007      22.4%    25,090       26.0%        55,248       20.2%     65,900       24.3%
                       --------     ------ ---------     -------     ---------      ------    -------     -------

  Total..............    93,801      80.7%    82,658       85.6%       213,006       78.0%    218,897       80.7%
                       --------     ------ ---------     -------      --------     -------   --------      ------

Retirement revenues:
  Arizona............    11,767      10.1%     9,117        9.4%        31,140       11.4%     32,594       12.0%
  California.........    10,581       9.1%     4,789        5.0%        28,834       10.6%     19,727        7.3%
                      ---------    ------- ---------     -------     ---------     -------    -------     -------

  Total..............    22,348      19.2%    13,906       14.4%        59,974       22.0%     52,321       19.3%
                       --------     ------ ---------     -------     ---------     -------    -------      ------

Company total........ $ 116,148     100.0%  $ 96,564      100.0%     $ 272,980      100.0%   $271,218      100.0%
                      =========    =======  ========     =======     =========     =======   ========     =======


          During the quarter and nine months ended June 30, 1996, the Company experienced a percentage decrease in family revenues and a corresponding increase in retirement revenues. The decrease in family revenues was primarily due to reduced closings of the Company's California family projects and increased revenues from the Company's California retirement projects. The increase in California retirement revenues was due to a change in the mix of product types closed at the Company's California retirement communities.

Net orders:

    The following table presents comparative net orders by region (exclusive of the Company's Southeast operations; dollars in thousands).

                                Three Months Ended June 30,                      Nine Months Ended June 30,
                      -------------------------------------------   ----------------------------------------------
                                          Dollar/Unit Percentage                          Dollar/Unit  Percentage
                                           Increase    Increase                             Increase    Increase
                        1996       1995    (Decrease)  (Decrease)      1996        1995     (Decrease)  (Decrease)
                     ---------- ---------- ----------  ----------   ----------  ----------  ----------  ----------
Arizona:
  Dollars............  $ 65,232    $55,793   $ 9,439       16.9%      $214,510    $195,470    $19,040        9.7%
  Units ordered......       353        290        63       21.7%         1,161       1,038        123       11.8%
  Average price......      $185       $192       $(7)      (3.6%)         $185        $188        $(3)      (1.6%)

California:
  Dollars............   $33,739    $24,594    $9,145       37.1%       $90,315     $91,774    $(1,459)      (1.6%)
  Units ordered......       125        103        22       21.4%           344         361        (17)      (4.7%)
  Average price......      $270       $239       $31       12.9%          $263        $254         $9        3.5%

Company total:
  Dollars............   $98,971    $80,387   $18,584       23.1%      $304,825    $287,244    $17,581        6.1%
  Units ordered......       478        393        85       21.6%         1,505       1,399        106        7.6%
  Average price......      $207       $205        $2        1.0%          $203        $205        $(2)      (1.0%)


         Net orders represents the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations. In the quarter ended June 30, 1996, the Company experienced an increase in net orders. The Company believes that the increase in net orders was due to continued strong home buyer demand in the Phoenix area and improving home buyer demand in California, as well as improved confidence in the Company's financial strength following consummation of its Chapter 11 case. The Company believes that the decrease in net orders in California for the nine months ended June 30, 1996 was due to a lack of inventory availability arising from restrictions on the Company's ability to purchase lots during its Chapter 11 case and lingering effects on customer confidence arising from the Company's Chapter 11 case.

Net sales backlog:

         Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery, for which the Company has received purchase deposits and signed sales contracts. The following table presents comparative net sales backlog by region at June 30, 1996 and 1995 (exclusive of the Company's Southeast operations; dollars in thousands).

                                                                              Dollar/Unit        Percentage
                                                                                Increase          Increase
                                               1996             1995           (Decrease)        (Decrease)
                                            ---------        ----------        ----------        ----------
Arizona:
     Dollars........................         $150,038          $132,887          $17,151             12.9%
     Units in backlog...............              801               693              108             15.6%
     Average sales price............             $187              $192              $(5)            (2.6%)

California:
     Dollars........................          $55,669           $60,695          $(5,026)            (8.3%)
     Units in backlog...............              200               216              (16)            (7.4%)
     Average sales price............             $278              $281              $(3)            (1.1%)

Total:
     Dollars........................         $205,707          $193,582          $12,125              6.3%
     Units in backlog...............            1,001               909               92             10.1%
     Average sales price............             $206              $213              $(7)            (3.3%)

         Cancellations as a percentage of gross sales contracts written were 26% and 28% for the quarters ended June 30, 1996 and 1995, respectively. Generally, canceled sales contracts are replaced with new sales contracts within a relatively short time period after cancellation. The Company believes that the inability of home buyers to sell their current homes or to qualify for mortgages historically have been the primary causes of cancellations. The Company also believes that cancellations are sometimes attributable to buyers' personal or employment-related changes in circumstances. Except in instances where substantial expenditures on buyer options have been made by the Company in construction, the Company generally has released canceling buyers from their contracts at minimal or no cost.

         The increase in units in backlog in Arizona was due primarily to strong net sales in the nine months ended June 30, 1996 arising from continued strong home buyer demand in the Phoenix area and improved confidence in the Company's financial strength following consummation of its Chapter 11 case. The change in units in backlog in California was not significant. The decreases in average sales price in backlog in Arizona and California were primarily the result of changes in the mix of product types in backlog.

Gross margins

         The following table presents comparative gross margins by region (exclusive of the Company's Southeast operations; dollars in thousands).

                               Three Months Ended June 30,                       Nine Months Ended June 30,
                        ----------------------------------------       -------------------------------------------
                                1996                1995                      1996                   1995
                        ------------------   -------------------       -------------------    --------------------
                        Dollars       %      Dollars        %          Dollars        %       Dollars        %
                        -------    -------   -------     -------       -------     -------    -------     --------
  Arizona.............  $12,508      15.7%   $10,153       15.2%       $25,467       13.5%    $31,769       17.1%
  California..........    4,119      11.3%    (1,366)      (4.6%)        7,441        8.8%      2,967        3.5%
                        -------              --------                  -------                -------

  Company Total.......  $16,627      14.3%    $8,787        9.1%       $32,908       12.1%    $34,736       12.8%
                        =======               ======                   =======                =======

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

         The Company's gross margins increased in the quarter ended June 30, 1996 from the corresponding period in the prior year primarily due to the revaluation of the Company's housing inventory and land held for development to fair value at the Consummation Date, which resulted in lower land basis and higher gross margins, and the effect of reduced interest capitalization and corresponding absorption as discussed above. Such higher gross margins were offset by the amortization of approximately $1.8 million of purchased profit. Additionally, gross margin in California in 1995 was negatively impacted by significant warranty costs resulting from defective materials supplied by certain subcontractors and the Company's decision to reduce sales prices and liquidate remaining inventory in certain close-out subdivisions.

         The Company's gross margins decreased in the nine months ended June 30, 1996 from the corresponding period in the prior year primarily as a result of the amortization of $8.4 million of purchased profit, offset by lower land basis resulting from the revaluation of the Company's housing inventory and land held for development at the Consummation Date. Further, the Company believes that margins were adversely affected by price reductions enacted during the summer months of 1995 to entice buyers who may have been hesitant to purchase a UDC home because of its Chapter 11 filing.

Selling and administrative expenses

         The following table presents selling and administrative expenses for the three and nine month periods ended June 30, 1996 and 1995 (exclusive of the Company's Southeast operations, $7.1 million of reorganization items in the nine months ended June 30, 1996 and $7.4 million of reorganization items in the three and nine months ended June 30, 1995; dollars in thousands).

                                                             Three Months                   Nine Months
                                                               Ended                           Ended
                                                               June 30,                        June 30,
                                                    -------------------------        -----------------------
                                                       1996          1995                1996         1995
                                                    ----------     ----------        ----------    ---------
Selling and administrative expenses:

  Variable component..............................  $    4,610     $    4,015        $   10,901    $  11,558
  Fixed component.................................       9,111          5,759            25,080       21,788
                                                    ----------     ----------        ----------    ---------

    Total selling and
      administrative expenses.....................  $   13,721     $    9,774        $   35,981    $  33,346
                                                    ==========     ==========        ==========    =========

As a percentage of total sales:

  Variable component..............................        4.0%           4.2%              4.0%         4.3%
  Fixed component.................................        7.8%           5.9%              9.2%         8.0%
                                                    ----------     ----------        ----------    ---------

    Total selling and
      administrative expenses.....................       11.8%          10.1%             13.2%        12.3%
                                                    ==========     ==========        ==========    =========

         The variable component of selling and administrative expenses represents sales commissions, depreciation of model furnishings and closing costs. The change in variable selling and administrative expenses as a percentage of housing sales was not significant.

         The fixed component of selling and administrative expenses represents all other selling and administrative expenses which primarily do not vary with housing sales volume. In the quarter and nine months ended June 30, 1996, fixed selling and administrative expenses in total dollars increased primarily due to compensation-related costs arising from severance payments due to the Company's former president and certain other former executive officers, partially offset by an overall reduction in overhead costs.

Liquidity and Capital Resources

         The Company's capital resources are primarily invested in its housing inventory, land held for development and land held for sale. The following table presents the regional components of housing inventory, land held for development and land held for sale (dollars in thousands):

                                                  June 30,                 September 30,          Increase
                                                    1996                       1995              (Decrease)
                                                  --------                 -------------          --------
Housing inventory:
Arizona                                           $ 81,579                   $ 70,245             $ 11,334
California                                          58,978                     59,732                 (754)
Southeast                                                0                     12,970              (12,970)
                                                  --------                   --------             --------

Company total                                     $140,557                   $142,947             $ (2,390)
                                                  ========                   ========              ========

Land held for development:
Arizona                                           $ 57,248                   $ 97,825             $(40,577)
California                                          40,231                     81,651              (41,420)
                                                  --------                   --------              -------

Company total                                     $ 97,479                   $179,476             $(81,997)
                                                  ========                   ========             ========

Land held for sale:
Arizona                                           $ 41,927                   $ 21,198             $ 20,729
California                                               0                      2,638               (2,638)
Southeast                                              215                     15,660              (15,445)
                                                  --------                   --------             --------

Company total                                     $ 42,142                   $ 39,496             $ (2,646)
                                                  ========                   ========             ========

Land held for development at June 30, 1996 reflects a write-down to fair value as of the Consummation Date of $40.5 million, resulting from the Company's adoption of fresh start reporting. Land held for sale reflects a writeup to fair value of $2.3 million as of the Consummation Date, transfers from land held for development of $32.1 million subsequent to the Consummation Date and sales with a basis of $31.8 million subsequent to the Consummation Date. The fair value of housing inventory approximated its book value at the Consummation Date.

On June 28, 1996, the Company completed an asset sale transaction in which it sold to DMB/AEW Land Holdings One, LLC, an affiliate of DMB and AEW, for cash $19.8 million of assets the Company had previously designated as land held for sale. Proceeds of the sale were used to retire two of the Company's term facilities, reduce the loan-to-value ratios to 60% on three other term facilities, and reduce the outstanding balance on the Company's principle revolving facility. The sale also created additional acquisition and development fund availability in the Company's principle revolving facility. The Company has entered into a management agreement with the DMB/AEW affiliate pursuant to which the Company will receive a fixed monthly fee for the management and marketing of the assets to third party buyers.

At June 30, 1996, the Company finances its home building, land development and mortgage operations as discussed below:

         Construction and Acquisition and Development Financing - The Company's largest credit facility is a $150 million facility with a group of banks, $140.1 million of which is a revolving facility and an aggregate of $9.9 million of which is available pursuant to three separate term facilities. The revolving facility is available for both construction and acquisition and development ("A & D") activities in Arizona and California, with the amount available for A & D activities limited to a maximum of $37.5 million. The revolving facility accrues interest at prime plus 1.0% or, at the Company's option, LIBOR plus 3.25%, payable monthly. If certain performance standards are met, including ratios of debt to tangible net worth, interest coverage and liquidity, the revolving facility will accrue interest at a rate as low as prime plus 0.5% or, at the Company's option, LIBOR plus 2.75%. The revolving facility matures on March 31, 1999, but the commitment amount decreases by $25 million per quarter commencing February 1, 1998 (the "Conversion Date") and the facility ceases to revolve six months prior to the maturity date. On the Conversion Date, the interest rate on the revolving facility increases to prime plus 1.5% or, at the Company's option, LIBOR plus 3.50%. Following the Conversion Date, no new A & D projects will be permitted, and no new unit starts will be allowed after 12 months following the Conversion Date. The revolving facility requires payment of quarterly commitment fees ranging from 0.5% per annum of the commitment amount to 1.0% per annum of the commitment amount payable quarterly in advance and unused commitment fees equal to 0.25% per annum of the average unused commitment amount payable quarterly in arrears. In addition, the revolving facility requires payment of syndication and agency fees. The term facilities initially accrue interest at prime plus 2.0%, payable monthly. However, the interest rate with respect to $9.9 million principal amount of the term loans would have increased retroactively for the duration of such facilities to 15% per annum if the average loan-to-value ratio with respect to such facilities was not reduced to 60% prior to May 16, 1996. The Company requested and received on May 15, 1996 an extension of the date by which the loan-to-value ratio must be reduced to 60% from May 16, 1996 to August 15, 1996. Subsequently, the Company consummated on June 28, 1996 an asset sale transaction which resulted in a reduction of the loan-to-value ratio to 60%. The term facilities require quarterly principal reductions and mature, with respect to $9.9 million of principal, on September 30, 1998. Each term facility requires payment of release prices upon the sale of assets securing such facility. The term facilities include a 1.0% per annum commitment fee payable annually in advance and, in some circumstances, agency and syndication fees. In addition, the term facilities for $9.9 million of principal require payment of exit fees at maturity ranging from 1.0% to 2.0%, depending upon the average loan-to-value ratio of such facilities at certain dates. The revolving and term facilities are secured by portions of the Company's (and its consolidated entities') housing inventory, land held for development and land held for sale. As of June 30, 1996, $9.9 million was outstanding under the term facilities and $49.9 million was outstanding under the revolving facility.

         The Company also has a $55.5 million credit facility consisting of a $12.5 million construction facility for homes at Westbrook Village ("WBV"), a $10.8 million WBV A & D facility, a $20.0 million general construction facility and a $1.8 million term facility. The $1.8 million term facility accrues interest at prime plus 2.0%, payable monthly together with principal payments of $254,000 through September 1, 1996 and $339,000 from October 1, 1996 through maturity on October 31, 1997. In addition, the $1.8 million term facility requires payment quarterly of a loan fee of 2% per annum of the outstanding principal amount. The $1.8 million term facility is secured by various portions of the Company's land held for development. The $12.5 million WBV construction facility and the $10.8 million WBV A & D facility accrue interest at prime plus 1.5% (with the construction facility reducing to prime plus 1.25% on October 1, 1996 if certain conditions are met), payable monthly. Additionally, (I) a loan fee of 1% per annum of $12.5 million is payable quarterly (with the loan fee reducing to 0.75% on October 1, 1996 if certain conditions are met) on the $12.5 million WBV construction facility and (ii) a loan fee of 1% per annum of $10.8 million is payable quarterly on the $10.8 million WBV A & D facility through April 1, 1996 and a loan fee of 1% per annum of the maximum committed amount of the WBV A & D facility as of July 1, 1996 is payable quarterly for the period from July 1, 1996 through June 30, 1997. The $10.8 million WBV A & D facility matures on July 1, 1997 and the $12.5 million WBV construction facility matures on January 1, 1998. The facilities are secured by WBV housing inventory and land held for development. The $20.0 million general construction facility accrues interest at prime plus 1.5% (reducing to prime plus 1.25% on October 1, 1996 if certain conditions are met), payable monthly. Additionally, a commitment fee of 1% per annum of $20.0 million is payable quarterly (reducing to 0.75% on October 1, 1996 if certain conditions are met). Also, a non-use fee of 1/24 of 1% of the amount by which the outstanding balance is less than $10.0 million is due monthly beginning March 25, 1996. The $20.0 million general construction facility matures on November 7, 1996, with two one year extensions available if certain conditions are met. Any advances under this loan will be secured by portions of the Company's housing inventory. As of June 30, 1996, $5.6 million was outstanding under the WBV construction facility and $1.8 million was outstanding under the term facility. No amounts were outstanding under the general construction facility or the WBV A & D facility.

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

         As discussed in the section entitled "Debt Covenants" in Item 1. above, the Company was in violation of the tangible net worth and debt to tangible net worth covenants of the above-described facilities as of and subsequent to the Consummation Date. In addition, from February 21, 1996 to March 14, 1996, the Company was in violation of certain minimum available liquidity covenants. In response, the Company and the subject lenders agreed to a waiver of the violations and a modification of the debt covenants, and on March 15, 1996, DMB invested $10 million in the Company in exchange for a new 14.5% Series D Subordinated Note.

         Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from prime plus 0.25% to prime plus 2.0% and are due at various dates.
At June 30, 1996, $25.9 million was outstanding under these notes.

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

         Interest on the new Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually beginning November 1, 1996. The new Series C Subordinated Notes mature November 1, 2000. The payment of interest in cash on the new Series C Subordinated Notes is restricted by certain limitations related to the Company's construction and acquisition and development financing. On May 6, 1996, Eastrich No. 184, LLC acquired $15 million of the Series C Subordinated Notes from DMB pursuant to a purchase option.

         New Series D Subordinated Note - On March 15, 1996, DMB invested $10 million in the Company in exchange for a $10 million new Series D Subordinated Note. The terms for the new Series D Subordinated Note are identical to the terms for the new Series C Subordinated Notes discussed above, except that payments on the new Series D Subordinated Note are subordinate to payments on the new Series C Subordinated Notes. On May 6, 1996, Eastrich No. 184, LLC acquired $5 million of the Series D Subordinated Notes from DMB pursuant to a purchase option.

         Common Stock - In connection with the consummation of the Plan, the Company sold all 1,000 of the authorized shares of Common Stock of the reorganized Company, par value $0.01 per share, to DMB. DMB then issued a purchase option to AEW Partners, L.P. ("AEW") which, as amended, gave AEW the right to purchase 500 of the common shares owned by DMB, $15 million of the new Series C Subordinated Notes issued to DMB, $5 million of the new Series D Subordinated Note issued to DMB and 50% of the general partner interest held by a DMB affiliate in WBV for an aggregate purchase price of $61.25 million, plus interest (as defined). On April 21, 1996, AEW notified DMB that it elected to exercise the option, and the purchase by Eastrich No. 184, LLC (as to all interests except the WBV interest) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, pursuant to the exercise of the option was completed on May 6, 1996.

         Mortgage Debt - The Company finances its mortgage operations with a $10 million committed revolving credit facility which matures on August 30, 1996. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At June 30, 1996, $3.9 million was available and outstanding under this facility. The Company's collateralized mortgage obligations are non-recourse and are secured by mortgage backed securities issued by FNMA, GNMA and FHLMC. These obligations mature as their corresponding mortgage backed securities mature.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         The statements contained herein which are not historical facts may constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's success in overcoming negative perceptions on the part of home buyers as a result of its Chapter 11 filing, the effect of interest rates on demand for the Company's homes, and fluctuating margins as a result of product mix and other factors. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and quarterly reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996.

                           Part II. Other Information



Item 1.           Legal proceedings
- - ------            -----------------


6.       Contingencies and Legal Matters
         -------------------------------
                  On June 5, 1995, June 14, 1995 and October 25, 1995, three lawsuits, entitled Michael A. Isco v. Richard C. Kraemer et al. (Case No. CV95-08941), Larry Alexander et al. v. Arthur Andersen LLP et al. (Case No. CV95-09509), and Crandon Capital Partners v. Kraemer, et al. (Case No. CV95-17785), respectively (collectively, the "Arizona Actions"), were filed in Maricopa County, Arizona Superior Court on behalf of purported classes of former shareholders of the Company against, among others, certain current and former officers and directors of the Company, who may be entitled to indemnification from the Company, as well as the Company's independent public accountants, Arthur Andersen LLP. The Company is not a named defendant in any of these complaints. Subsequently, the Arizona Actions were consolidated. The complaints seek, among other things, unspecified monetary damages and contain allegations which include violations of Arizona securities laws, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The Plan provided for the discharge of all claims asserted in such class action lawsuits as against the Company, and the holders of such claims received no distributions on account of such claims. The Company could, however, be required to indemnify certain of the director/officer defendants if such defendants incur expenses or liability and seek indemnification.

         These lawsuits were previously disclosed in the Forms 10-Q filed by the Company for the quarters ended December 31, 1995 and March 31, 1996. As a result of settlement discussions, an agreement (the "Settlement Agreement") was reached pursuant to which the plaintiffs and the director/officer defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the director/officer defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, up to $1.5 million (the self-insured retention under the Company's applicable directors and officers insurance policies) will be funded by the Company. Certain issuers of the Company's directors and officers insurance policies, together with the Company, have agreed to fund the balance of the settlement. Such settlement is subject to certain conditions, including the entry of a final, non-appealable judgment by the Maricopa County, Arizona Superior Court. In connection with such settlement and issues discussed between the Company and DMB concerning the consummation of the Stock Purchase Agreement, the director/officer defendants have agreed to limit their aggregate claim for indemnification arising out of the Arizona Actions in certain circumstances to $12 million above the following: (A) the balance of the Company's self-insured retention under applicable insurance policies and (B) applicable insurance held by the Company with respect to the Arizona Actions. The Company does not believe that any obligations under its By-laws will exceed its coverage under its directors and officers insurance policies.

The Settlement Agreement was filed with the Maricopa County, Arizona Superior Court on January 19, 1996; that Court now must determine whether, after notice to class members, to approve the Settlement Agreement and to enter a bar order against the non-settling defendants (the "Good Faith Bar Order"). A Good Faith/Bar Order is intended to bar any claim for contribution by non-settling defendants against settling defendants or the Company. The settling parties filed a joint request that the Court preliminarily approve the settlement, promptly approve the form of notice to be provided to the class, order that the class be given notice, and set a final settlement hearing date. On April 5, 1996, the Court entered an order that the class be given notice of the settlement and an opportunity to object or "opt out". At the end of May, a new judge was assigned to the Arizona Actions. A hearing scheduled for September 6, 1996 to approve the final settlement and to rule on the entry of a Good Faith/Bar Order was then vacated and not yet rescheduled. Discovery by the non-settling defendants is on-going. In addition, the plaintiffs have subsequently sought to modify the proposed settlement to eliminate any release of potential claims they might have against the Company's prior independent auditor, Coopers & Lybrand.

                  The Company is also involved in various legal proceedings which generally represent ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance.

Item 5.           Other Information
- - ------            -----------------

                  In connection with its Chapter 11 filing, the Company agreed to use its reasonable best efforts to maintain its status as a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for so long as the new Series A Senior Notes and the new Series B Senior Notes remain outstanding. Pursuant to such obligation, the Company has been continuing to file Exchange Act reports with the Securities and Exchange Commission and the Trustees under the Indentures relating to the Senior Notes pursuant to its existing Exchange Act registration while seeking to obtain the listing of the new Series A Senior Notes and the new Series B Senior Notes for trading on a national securities exchange pursuant to
                  Section 12(b) of the Exchange Act. The Company has been unable to obtain the investment grade rating of the Senior Notes necessary for listing. At the present time, the Company intends to continue its existing Exchange Act registration and fulfill its obligations under the Indentures pursuant to such registration.


         Item 6.  Exhibits and Reports on Form 8-K
         ------   --------------------------------

                  (a)      Exhibits

                           4.1 Form of 14.5 % Series D Subordinated Note Due 2000 and dated March 15, 1996 and Addendum and Amendment thereto dated July 24, 1996.

                           10.1 Separation Agreement and Release dated July 12, 1996 between the Company and Jacques C. Lazard.

                           10.2 First Amendment to the UDC Term Loan Agreement dated May 15, 1996 between UDC Homes, Inc., as borrower, and Bank One, Arizona, NA as lender.

                           10.3 First Amendment to the Mountainbrook Term Loan Agreement dated May 15, 1996 between Mountainbrook Village Joint Venture, Inc., as borrower, and Bank One, Arizona, NA as lender.

                           10.4 First Amendment to the Sunrise Term Loan Agreement dated May 15, 1996 between Sunrise Limited Partnership, as borrower, and Bank One, Arizona, NA as lender.

                           10.5 First Amendment to the Realty Dealers Term Loan Agreement dated May 15, 1996 between Realty Dealers, LTD., as borrower, and Bank One, Arizona, NA as lender.

                           10.6 Second Amendment to the UDC Master Revolving Line Of Credit (Borrowing Base) Loan Agreement dated June 30, 1996 between UDC Homes, Inc., LTD., as borrower, and Bank One, Arizona, NA, Bankers Trust Company, Wells Fargo Bank, National Association, The First National Bank of Boston, Wells Fargo Realty Advisors Funding, Incorporated, and Guaranty Federal Bank, F.S.B. as lenders.

                           10.7 Letter Agreement dated June 14, 1996 modifying the Third Restated Revolving Line of Credit Agreement between Westbrook Village Venture and UDC Homes, Inc., as borrowers, and Bank of America Arizona, as lender.

                           10.8 Letter Agreement dated June 14, 1996 modifying the Master Term Loan Agreement between UDC Homes, Inc., as borrower, and Bank of America Illinois and Bank of America National Trust & Savings Association, as lenders.

                           10.9 Letter Agreement dated June 14, 1996 modifying the Third Restated Acquisition and Development Loan Agreement between Westbrook Village Venture and UDC Homes, Inc, as borrowers and Bank of America Arizona as lender.

                  (b)      Reports on Form 8-K

                           1. The Company filed a report on Form 8-K dated April 17, 1996 regarding the extension of a purchase option granted by DMB to AEW. No financial statements were filed as a part of the report.

                           2. The Company filed a report on Form 8-K dated April 23, 1996 regarding the appointment of a new president and chief executive officer and AEW's exercise of the purchase option granted to it by DMB. No financial statements were filed as a part of the report.

                           3. The Company filed a report on Form 8-K dated June 24, 1996 regarding the resignation of its executive vice president/chief financial officer, the appointment of a new senior executive vice president/chief financial officer and the appointment of a new senior executive vice president. No financial statements were filed as a part of the report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UDC HOMES, INC.
                                        ---------------------------------
                                                  (Registrant)






 August 14, 1996                      By: /s/ Kenda B. Gonzales
 ---------------                      -------------------------
     Date                                  Kenda B. Gonzales
                                           Senior Executive Vice President and
                                             Chief Financial Officer


 August 14, 1996                      By: /s/ Jacques C. Lazard
 ---------------                      -------------------------
     Date                                  Jacques C. Lazard
                                           Executive Vice President

                                INDEX TO EXHIBITS



Exhibit No.                                                             Page No.
- - -----------                                                             --------

4.1 Form of 14.5 % Series D Subordinated Note Due 2000 and dated March 15, 1996 and Addendum and Amendment thereto dated July 24, 1996.

10.1 Separation Agreement and Release dated July 12, 1996 between the Company and Jacques C. Lazard.

10.2     First Amendment to the UDC Term Loan Agreement dated May
         15, 1996 between UDC Homes, Inc., as borrower,  and Bank
         One, Arizona, N.A. as lender.

10.3 First Amendment to the Mountainbrook Term Loan Agreement dated May 15, 1996 between Mountainbrook Village Joint
         Venture,  Inc., as borrower, and Bank One, Arizona, N.A.
         as lender.

10.4     First Amendment to the Sunrise Term Loan Agreement dated
         May 15, 1996 between Sunrise Limited Partnership, as borrower, and Bank One, Arizona, N.A. as lender.

10.5     First   Amendment  to  the  Realty   Dealers  Term  Loan
         Agreement  dated May 15, 1996  between  Realty  Dealers,
         LTD., as borrower, and Bank One, Arizona, N.A. as lender.

10.6 Second Amendment to the UDC Master Revolving Line Of Credit (Borrowing Base) Loan Agreement dated June 30, 1996 between UDC Homes, Inc., LTD., as borrower, and Bank One, Arizona, NA, Bankers Trust Company, Wells Fargo Bank, National Association, The First National Bank of Boston, Wells Fargo Realty Advisors Funding, Incorporated, and Guaranty Federal Bank, F.S.B. as lenders.

10.7 Letter Agreement dated June 14, 1996 modifying the Third Restated Revolving Line of Credit Agreement between Westbrook Village Venture and UDC Homes, Inc., as borrowers, and Bank of America Arizona, as lender.

10.8 Letter Agreement dated June 14, 1996 modifying the Master Term Loan Agreement between UDC Homes, Inc., as borrower, and Bank of America Illinois and Bank of America National Trust & Savings Association, as lenders.

10.9     Letter Agreement dated June 14, 1996 modifying the Third
         Restated  Acquisition  and  Development  Loan  Agreement
         between Westbrook Village Venture and UDC Homes, Inc, as
         borrowers and Bank of America Arizona as lender.
                                       36