Form 10-K405
period 1996-09-30
UDC HOMES INC
filed 1997-01-10
CIK 890326

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to _____ to _____.

                         Commission File Number 1-11416

                                 UDC HOMES, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                          86-0702254
(State of Incorporation)                   (I.R.S.  Employer Identification No.)

4812 South Mill Avenue, Tempe, Arizona                      85282
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (602) 820-4488

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III this Form 10-K or any amendment to this Form 10-K. x
                   ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 27, 1996 was $0.00 as all such stock is held by affiliates. As of December 27, 1996, the Registrant had 1,000 shares of Common Stock outstanding.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X      No
                         -----      -----

                    Documents incorporated by reference: None

                        UDC HOMES, INC. AND SUBSIDIARIES
                             FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Business.............................................................1
Item 2.   Properties..........................................................11
Item 3.   Legal Proceedings...................................................11
Item 4.   Submission of Matters to a Vote of Security Holders.................13

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................14
Item 6.   Selected Financial Data.............................................14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................17
Item 8.   Financial Statements and Supplementary Data.........................27
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................28

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..................29
Item 11.  Executive Compensation..............................................31
Item 12.  Security Ownership of Certain Beneficial Owners and Management......36
Item 13.  Certain Relationships and Related Transactions......................37

                                   PART IV

Item 14.  Exhibits. Financial Statement Schedules, and Reports on Form 8-K....39

                                     PART I

Item 1.   Business
-------   --------

General

         UDC Homes, Inc. and its subsidiaries ("UDC" or the "Company") designs, builds and markets single family attached and detached homes primarily for move-up family and retirement home buyers in Arizona and California. The Company builds most of its move-up family homes and all of its retirement homes in master-planned communities on sites selected for their attractive locations which provide home buyers with amenities such as recreational facilities and parks.

         During the quarter ended March 31, 1995, the Company decided to discontinue its operations in the Southeast markets of North Carolina, Florida and Georgia. Subsequent to that time, the Company has been liquidating all remaining assets of its Southeast operations. Unless otherwise noted, the information presented in this Form 10-K describes only the Company's continuing operations located in Arizona and California.

         The Company commenced proceedings under Chapter 11 of the United States Bankruptcy Code on May 17, 1995 in order to restructure its indebtedness and other liabilities. The Company's plan of reorganization (the "Plan") was confirmed on October 3, 1995 by the United States Bankruptcy Court for the District of Delaware and was consummated on November 14, 1995. Pursuant to a stock purchase agreement (the "Stock Purchase Agreement") dated May 16, 1995 between the Company and DMB Property Ventures Limited Partnership ("DMBLP"), DMB Residential L.L.C. ("DMB"), an affiliate of DMBLP on November 14, 1995 ("Acquisition Date") purchased from the Company (the "Equity Purchase") for an aggregate purchase price of $108 million all of the new common stock of the Company (the "Common Stock") and $30 million in principal amount of Series C Subordinated Notes. The Company used $83 million of the proceeds from the Equity Purchase to repay a portion of the claims of certain unsecured creditors under the Plan. The balance of the cash payments required by the Plan have been and will continue to be funded from cash-on-hand, cash flow from operations and the Company's financing facilities. For additional information, see Notes 1 and 2 to Consolidated Financial Statements.

         On the Acquisition Date, the Company also issued pursuant to the Plan $70 million principal amount of 12.5% Series A Senior Notes due 2000 (the "Series A Senior Notes") and 12.5% Series B Senior Notes due 2000 (the "Series B Senior Notes"). The Series A Senior Notes and the Series B Senior Notes are referred to collectively as the "Senior Notes".

         On March 15, 1996, the Company issued $10 million principal amount of 14.5% Series D Subordinated Notes to DMB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Subordinated Notes".

         On May 6, 1996, pursuant to an option agreement between DMB and AEW Partners, L.P. ("AEW"), Eastrich No. 184 LLC (as to all interests except the Westbrook Village Joint Venture ("WBV"), and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, acquired from DMB 500 shares of the Common Stock owned by DMB, $15 million principal amount of the Series C Subordinated
Notes owned by DMB, $5 million principal amount of the Series D Subordinated Notes owned by DMB and 50% of the general partner interest held by a DMB affiliate in WBV. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Plan effected a recapitalization of the Company and did not result in a reduction in the scope or any other major restructuring of the Company's operations. During the pendency of the Chapter 11 proceeding, the Company continued its home building operations in the ordinary course in its housing markets. The Company believes that it maintained, throughout the proceedings, its relationship with its customers, subcontractors and suppliers and the confidence of its employees.

         At September 30, 1996, the Company's management reviewed the status of the Company's operations, including: (1) 1996 operating losses, which losses are anticipated to continue into fiscal 1997; (2) the Company's overhead structure, which will require an expansion of current volume in order to generate adequate operating margins; (3) lenders' waivers of covenant violations which have been required due to the Company's inability to meet operating projections; and (4) additional capital contributions required in fiscal 1996 and anticipated to be required in fiscal 1997 in order for the Company to have adequate liquidity. Based on this review, management concluded that the Company's long-term assets may be impaired. In accordance with SFAS No. 121, the Company tested its long-term assets held, including allocated goodwill, for recoverability and determined that an impairment loss of $42.8 million should be recognized. The impairment loss is comprised of $3.5 million and $4.2 million applicable to land inventory and land held for sale, respectively, located in Phoenix and Northern California and $35.1 million applicable to goodwill.

         UDC seeks to be a leading homebuilder in each of the markets in which it operates. The Company's Arizona operations, which are located principally in the Phoenix metropolitan area, generated 68% of the Company's revenues in the fiscal year ended September 30, 1996 ("fiscal 1996"). In the metropolitan Phoenix market, the second largest housing market in the United States based upon single family housing permits issued in calendar year 1995, UDC was the fifth largest homebuilder based on housing permits issued. For calendar year 1996, the Company expects to be the fourth largest homebuilder in the Phoenix metropolitan area based on permits issued. The Company's California operations are located in the southern California markets of Los Angeles and San Diego and the San Francisco Bay Area of northern California. In the immediate San Francisco Bay Area of northern California, the Company has targeted a market niche consisting of active adult home buyers seeking gate guarded golf course communities. California operations accounted for 32% of the Company's fiscal 1996 revenues. The Company's geographic concentration and limited number of projects may make the Company vulnerable to regional economic downturns or other adverse project-specific matters.

         The Company has extensive experience in the homebuilding business, having built and closed more than 28,500 homes since its formation in 1968. In fiscal 1996, UDC closed 1,951 homes at an average sales price of $206,000 compared to 1,844 homes at an average sales price of $199,000 in the fiscal year ended September 30, 1995 ("fiscal 1995"). The fiscal 1996 closings resulted in $401.8 million in housing revenues, a 9% increase from housing revenues for fiscal 1995. At September 30, 1996, the Company had a backlog of 762 sold homes, representing an aggregate sales value of $161.1 million and a 5.8% decrease from the sales value of the Company's backlog at September 30, 1995.

         As of September 30, 1996, the Company was developing and/or marketing for sale housing products in 43 different subdivisions in Arizona and California. During fiscal 1996, the Company received 1,897 net sales orders, representing an aggregate sales value of $389.2 million, an increase of 7.7% from the aggregate sales value achieved in fiscal 1995. New home construction is generally tied to a sales order being received, which is generally accompanied by a deposit which varies in size relative to the price of the home, options requested and the Company's ability to remarket the constructed home if the buyer fails to close. Upon completion of construction and receipt of the remaining purchase price, the home is transferred to the buyer and the transaction is recorded as a sale. See "Business - Sales Activities."

         UDC currently focuses on providing homes primarily for two demographic markets: move-up family buyers and retirees. By developing master-planned communities designed specifically for these population markets, the Company has targeted what it believes to be among the fastest growing home buyer markets. UDC's sales in its family market, which is comprised primarily of move-up homes, accounted in fiscal 1996 for approximately 79% of the Company's revenues. In the family market, UDC offers homes which range in size from 1,342 to 3,861 square feet with base prices which range from $90,490 to $323,990. UDC's sales in the retirement market accounted in fiscal 1996 for approximately 21% of the Company's revenues. In the retirement market, UDC offers homes which range in size from 1,354 to 3,021 square feet with base prices which range from $99,900 to $385,900. The Company believes that its strategy of concentrating on move-up and retirement homes is consistent with national demographic trends projected by the U.S. Department of Commerce-Bureau of the Census, which indicate that the portion of the population age 45 and over, which constitute the principal purchasers of the Company's move-up and retirement homes, will grow at a greater rate than the general population through 2003 and will control a disproportionate amount of the nation's disposable income.

         The Company also arranges mortgage financing for customers who choose to finance their home purchases. In fiscal 1996, the Company arranged such financing for 39% of its customers who financed their home purchases. This mortgage origination activity enhances the Company's ability to market and close its homes. UDC's mortgage activities, which are conducted through UDC Mortgage Corporation ("UDC Mortgage"), an indirect, wholly-owned subsidiary of the Company, consist solely of arranging financing, primarily for the Company's home buyers, and selling those mortgages through national financial institutions such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage

Corporation ("FHLMC"). UDC currently sells the servicing rights to the mortgages which it originates to third parties. In December 1996, the Company entered into a joint venture agreement with Norwest Mortgage. The joint venture will provide mortgage related services to the Company when regulatory approval is obtained. Regulatory approval is projected to be completed in February 1997. See "Business
- UDC Mortgage Related Operations."

The Housing Industry

         Home builders, including the Company, have historically experienced periodic cycles driven by numerous factors beyond the control of market participants, such as general economic conditions, inflation rates and the cost and availability of financing. In addition, the homebuilding business is subject to numerous inherent risks such as adverse local and national real estate market conditions, supply of and demand for particular types of properties, changing environmental, zoning and other governmental regulation, the level of real estate taxes, changes in federal tax laws, the cost of materials and labor, availability of financing, the need to expend significant amounts of capital on communities before significant revenues are generated, overbuilding, increased competition and changes in interest rates.

UDC's Markets

         The total number of homes closed by the Company in Arizona and California for each of the 12-month periods ended September 30, 1992 through 1996 are set forth in the following table.

                                                   Years Ended September 30,
                 ---------------------------------------------------------------------------------------
                      1992               1993                1994               1995               1996
                 ---------------------------------------------------------------------------------------
Arizona.........     1,301              1,673               1,621              1,385              1,444
California......       353                517                 641                459                507
                     -----              -----               -----              -----              -----
TOTAL...........     1,654              2,190               2,262              1,844              1,951
                     =====              =====               =====              =====              =====

         Arizona  -   Metropolitan   Phoenix  is  UDC's  largest   market,   and
historically has generated greater than 65% of its housing revenues. UDC commenced homebuilding activities in the Phoenix retirement market in 1975 and expanded into the move-up family market in 1980. Single family housing starts in Phoenix were 28,543 in calendar year 1995, and are expected to be approximately 29,000 for calendar year 1996. For calendar year 1995, Phoenix was the nation's second largest housing market measured by housing starts and Phoenix is projected to have retained this position in calendar year 1996.

         UDC has sold retirement homes in its two current major retirement communities, Westbrook Village and MountainBrook Village, since 1982 and 1989, respectively. At these communities, which total six subdivisions, UDC builds detached and attached stucco homes with tile roofs ranging in size from 1,354 to 2,578 square feet, with base sales prices from $99,900 to $212,990. At both communities, active adult home buyers have access to social and recreational amenities, including championship golf courses, tennis courts, recreational centers and scenic views. Westbrook Village is expected to have approximately 3,800 homes (505 homesites were remaining at September 30, 1996) and 7,000 residents upon completion, and MountainBrook Village is expected to have approximately 1,700 homes (1,026 homesites were remaining at September 30, 1996) and 3,000 residents upon completion.

         In Phoenix, UDC currently sells primarily move-up homes in 24 communities geographically dispersed in each of the Phoenix metropolitan area's strongest housing markets. UDC builds detached stucco homes with tile roofs in the Phoenix metropolitan area. These homes range in size from 1,354 to 3,861 square feet, with base sales prices from $90,490 to $323,990. UDC builds in both selected individual subdivisions and in master-planned communities that offer various amenities including championship golf courses, tennis courts, parks and scenic views.

         California - The Company sells homes in three California markets: a predominantly retirement home market in northern California and two predominantly family home markets in San Diego and Los Angeles. The Company acquired land for its first California community in north San Diego County in 1980, and expanded into northern California in 1984 with the acquisition of two age-restricted master-planned retirement communities, Rossmoor in Walnut Creek and The Villages in San Jose.

         Both Northern  California  communities  offer  24-hour  gated  security features and a full range of amenities for their home buyers, including championship golf courses, tennis courts, recreational centers and scenic views. UDC builds retirement homes ranging in size from 2,032 to 3,021 square feet, with base sales prices from $189,900 to $385,900 at The Villages and Rossmoor. Rossmoor is expected ultimately to provide housing for more than 10,000 residents in 7,000 homes (326 homesites were remaining at September 30, 1996). The Villages, a 1,200-acre master-planned community, is expected to provide housing for more than 5,000 residents in 3,000 homes (285 homesites were remaining at September 30, 1996) upon completion. In fiscal 1996, approximately 12% of the Company's revenues from continuing operations were generated from northern California.

         In San Diego and Los Angeles, the Company is currently selling detached and attached move-up family homes in the counties of Riverside, San Bernadino, Orange and San Diego. In San Diego, the Company builds in two communities with homes ranging in size from 2,485 to 3,025 square feet, with base sales prices from $271,990 to $306,990. In Los Angeles, the Company builds in seven communities with homes ranging in size from 1,342 to 3,073 square feet, with base sales prices from $133,990 to $296,990. In fiscal 1996, approximately 20% of the Company's revenues from continuing operations were generated from southern California.

UDC Mortgage Related Operations

     UDC Mortgage is a wholly-owned subsidiary of UDC Corporation, which in turn is a wholly-owned subsidiary of UDC. UDC Mortgage serves an important role in the Company's sale of its homes by assisting purchasers in obtaining financing when necessary to purchase their homes. During fiscal 1996,approximately 84% of the Company's home buyers purchased their home with the assistance of mortgage financing and approximately 39% of home buyers who financed their housing purchases did so through UDC Mortgage. UDC Mortgage's average loan amount during 1996 was approximately $155,000. As a mortgage banker, UDC Mortgage underwrites its mortgages to comply with secondary market mortgage underwriting standards. Accordingly, its loan criteria are consistent with those of traditional mortgage lenders in its respective markets. Based upon UDC Mortgage's continued eligibility to participate in federally sponsored secondary mortgage market programs, the Company believes that home purchasers obtaining mortgage financing through UDC Mortgage are as credit-worthy as those who apply for mortgages through traditional lenders and that it offers mortgages on terms and eligibility equivalent to that offered by traditional lenders. The Company's policy is to qualify its subdivisions for FNMA and/or Federal Housing Administration/Veterans Administration ("FHA/VA") financing, where appropriate.

         The mortgage loans are originated by UDC Mortgage at prevailing market interest rates and normally are sold by UDC Mortgage into the secondary market when UDC Mortgage issues an interest rate commitment to the buyer or immediately following the loan closing (where there is no interest rate commitment). Accordingly, UDC Mortgage limits its risk of interest fluctuations prior to the sale of the mortgage in the secondary market.

         In December 1996, the Company entered into a joint venture agreement with Norwest Mortgage whereby the joint venture will provide mortgage related services to the Company's home buyers. The joint venture, which is expected to be operational by February 1997, will allow the Company access to the technology and mortgage programs of one of the largest mortgage bankers in the United States.

Land Inventory

         The following table describes the number of homesites at September 30, 1996 by location:

                                                 Affiliated
                                        UDC       Land Bank        Land           Joint
                                       Owned    Partnerships      Options        Ventures         Total
                                ------------------------------------------------------------------------
Family:
   Arizona.....................        1,874            --        1,578              --         3,452
   California..................          290            --          119              --           409
                                       -----          ----        -----           -----         -----
Family Total...................        2,164            --        1,697              --         3,861
                                       -----          ----        -----           -----         -----

Retirement:
   Arizona.....................           92            --           88           1,351         1,531
   California..................          561            50           --              --           611
                                       -----          ----        -----           -----         -----
Retirement Total...............          653            50           88           1,351         2,142
                                       -----          ----        -----           -----         -----

Family and Retirement Total            2,817            50        1,785           1,351         6,003
                                       =====          ====        =====           =====         =====

         Between 1977 and 1988, UDC established affiliated land bank partnerships ("Affiliated Land Bank Partnerships") (which historically were not consolidated for financial reporting purposes) to enable it to obtain control over land inventory for future development. These partnerships acquired land inventory at the direction of the Company and held that land inventory subject to options granted to the Company to purchase the property at formula prices. During a time when the prices of land inventory were increasing and the availability of land suitable for development by the Company was decreasing, the Company believed that such affiliated partnerships were useful in stabilizing land inventory costs and availability. No such affiliated partnerships have been formed since 1988 and the Company does not anticipate forming additional affiliated land bank partnerships in the foreseeable future. More recently, the Company has acquired control of land through direct purchases of land from land holders. UDC Advisory Services, Inc. ("UDC Advisory"), a wholly-owned subsidiary of UDC which has no substantial assets other than its investment in the Affiliated Land Bank Partnerships, is the general partner of each of the Affiliated Land Bank Partnerships. Limited partner investors in the Affiliated Land Bank Partnerships, who made their investments separate from any relationship to or investment in UDC, provided funds to allow these Affiliated Land Bank Partnerships to acquire property subject to formula price purchase rights.

         At September 30, 1996, there were four existing Affiliated Land Bank Partnerships, Sunbelt Properties Limited Partnership ("New Sunbelt"), Terra California Limited Partnership ("Terra"), Sunrise Limited Partnership ("Sunrise"), and Sunbelt Properties, Ltd. ("Old Sunbelt"). Subsequent to September 30, 1996, UDC purchased the remaining interest in New Sunbelt and dissolved the partnership. On November 14, 1996, the limited partners of Terra agreed to a proposal that resulted in the dissolution of the partnership on January 2, 1997. On December 11, 1996, a proposal was sent to the limited partners of Sunrise that, if approved, would result in the dissolution of the partnership. UDC is negotiating a proposal with the limited partners of Old Sunbelt that would result in the assignment of UDC Advisory's interest in the partnership to the limited partners.

         The Company has also entered into land option agreements with entities (including DMB LP) having available sources of capital. These entities acquire land and grant purchase options to the Company.

         At September 30, 1996, the Company's Arizona retirement operations were conducted under the following joint venture agreements: Westbrook Village Venture (a joint venture in which UDC and an affiliate of DMB and AEW owned 75% and 25% equity interests, respectively) and MountainBrook Village Joint Venture (a joint venture in which UDC owns a 50% equity interest). On December 6, 1996, UDC purchased the remaining equity interest in MountainBrook Village Joint Venture and dissolved the partnership.

Sales Activities

         At September 30, 1996, the Company had sales backlog represented by signed contracts with deposits from buyers of $161.1 million comprised of 762 housing units. At September 30, 1995, the Company had sales backlog represented by signed contracts with deposits from buyers of $171.1 million representing 816 units.

         A sale becomes part of backlog upon the Company's receipt of a signed contract and a deposit. However, UDC's sales strategy and marketing program, which provide buyers the right to cancel their purchase contracts based upon specified contingencies, contemplates a certain amount of contract cancellations. In the Company's continuing operations, the percentage of gross sales contracts which were canceled was approximately 31% in fiscal 1996 and 37% in fiscal 1995. The Company believes that the higher cancellation rate in fiscal 1995 was primarily attributable to home buyer concerns about the Company's ability to complete construction of homes and subdivisions in a timely manner and to honor its post-sale warranty obligations as a result of its Chapter 11 Case. Generally, canceled sales contracts are replaced with new sales contracts within a relatively short time after cancellation. The Company believes that the inability of home buyers to sell their existing homes or to qualify for mortgages historically have been the primary causes of cancellations. The Company also believes that cancellations are sometimes attributable to buyers' personal or employment-related changes in circumstances.

         Except in instances where substantial expenditures on buyer options have been made by the Company in construction, the Company generally has released canceling buyers from their contracts at minimal or no cost. In connection with the Company's marketing to move-up buyers, the Company accepts sales contracts where the buyers retain the right to cancel their purchases subject to certain contingencies, including the sale of the buyers' existing homes and/or qualification for financing. Although this approach results in an increased number of cancellations, the Company believes that the strategy increases the overall number of homes sold and closed.

         Management expects that substantially all units included in backlog as of September 30, 1996 will close and result in revenues to the Company during fiscal 1997, either under the sales contract in backlog or a subsequent sale of the home to a different buyer. See "Business - Competition and Market Factors."

         The following table sets forth information regarding the Company's closings for the prior five years by (i) the geographical locations of the Company's operations, and (ii) family and retirement sales.

                                                                       Homes Closed - Units
                                                      ----------------------------------------------------
                                                                     Years Ended September 30,
                                                      ----------------------------------------------------
                                                         1992       1993       1994       1995       1996
                                                         ----       ----       ----       ----       ----
Family:
   Arizona.........................................       938      1,253      1,194      1,071      1,117
   California......................................       211        352        514        349        344
                                                        -----      -----      -----      -----      -----
Family Total.......................................     1,149      1,605      1,708      1,420      1,461
                                                        -----      -----      -----      -----      -----

Retirement:
   Arizona.........................................       363        420        427        314        327
   California......................................       142        165        127        110        163
                                                        -----      -----      -----      -----      -----
Retirement Total...................................       505        585        554        424        490
                                                        -----      -----      -----      -----      -----

Family and Retirement Total........................     1,654      2,190      2,262      1,844      1,951
                                                        =====      =====      =====      =====      =====

         The following table reflects the percentage of UDC revenues from home sales for the prior five years by (i) the geographical locations of UDC's operations, and (ii) family and retirement sales.

                                                                       Housing Revenues
                                                -----------------------------------------------------------
                                                                   Years Ended September 30,
                                                -----------------------------------------------------------
                                                  1992          1993         1994         1995        1996
                                                  ----          ----         ----         ----        ----
Location:
   Arizona...................................      72%           72%          65%          70%         68%
   California................................      28            28           35           30          32
                                                  ---           ---          ---          ---         ---
Total........................................     100%          100%         100%         100%        100%
                                                  ===           ===          ===          ===         ===
Type of Development:
   Family....................................      74%           76%          76%          80%         79%
   Retirement................................      26            24           24           20          21
                                                  ---           ---          ---          ---         ---
Total........................................     100%          100%         100%         100%        100%
                                                  ===           ===          ===          ===         ===

Construction

         The Company functions as its own general contractor. At all stages of production, the Company's management personnel and on-site superintendents coordinate the activities of subcontractors, consultants and suppliers and subject their work to quality, cost and production time controls. Consulting firms are engaged to assist in project planning. Independent subcontractors, who are generally selected on a competitive basis, are employed to perform all of the site development and construction work at the Company's communities. UDC contracts for prescribed periods with qualified subcontractors to construct homes on a fixed cost basis.

         Construction time for the Company's homes depends on the time of year, local labor
situations,   availability   of  materials  and  supplies  and  other   factors.
Construction of homes is generally completed within four to six months after construction commences. Although the construction of homes is generally tied to home sales orders to minimize the costs and risk of completed but unsold inventory, some construction may commence prior to UDC's receipt of a purchase contract in order to maintain an inventory for quick delivery or to continue the construction sequence. At September 30, 1996, there were 242 housing units (excluding model homes) for which a purchase contract was not in effect and homes were under construction.

         The Company provides all home buyers standardized warranties subject to specified limitations. The Company's experience has been that the majority of warranty claims are made within the six-month period following the close of the home sale.

Competition and Market Factors

         The residential housing industry is highly competitive. UDC competes in each of its markets with numerous housing producers including regional, national and small custom homebuilders, as well as with the resale of existing housing. UDC's housing products compete on the basis of quality, price, design, location, reputation and amenities. In certain markets and at times when housing demand is high, UDC also competes with other homebuilders in the hiring of subcontractors. Further, UDC competes with other homebuilders, some of which have greater financial resources than UDC, in the acquisition of land and financing. In each of the markets for its continuing operations, UDC believes that there is ample room for growth. The market for new housing has historically been cyclical and UDC's business is affected by changes in that market.

         UDC's business focus is on the customer and UDC makes customer satisfaction a key goal. UDC's organization and its compensation programs are structured to promote this goal. UDC projects and reinforces its image as a quality homebuilder that stands behind its products.

         There can be no assurance that an increase in competition from existing competitors or the entry of new competitors will not have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

Governmental Regulation and Environmental Considerations

         The Company's business is subject to extensive federal, state and local regulatory requirements and the broad discretion that governmental agencies have in administering those requirements, all of which can prevent, delay, make uneconomic or significantly increase the cost of the Company's developments. Numerous governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of such approvals or permits. Further, third parties can file lawsuits challenging approvals or permits received, which may cause substantial uncertainties and material delays for projects involved and, if successful, could result in approvals or permits being voided.

         The Company's business is subject to a variety of environmental laws applicable to owners of real estate. Before acquiring a property, the Company obtains an environmental study for soil contamination and other conditions for which remediation may be required. The Company has been advised that certain environmental contamination exists at one of its southern California projects and has recorded a reserve for estimated remediation costs. Subject to the foregoing, the Company believes that its property is generally in compliance with existing environmental laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to conditions or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect its financial condition and results of operations.

Employees

         At December 23, 1996, the Company and its subsidiaries employed approximately 444 persons, including corporate staff, sales personnel, construction personnel and mortgage staff. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are excellent. Certain of UDC's subcontractors employ workers who are represented by labor unions. Such subcontractors have not experienced any significant work stoppages or slowdowns to date at the Company's developments.

Item 2.   Properties
-------   ----------

         UDC's business is administered from its executive offices in Tempe, Arizona and three regional offices. These locations are general business offices which are leased by the Company and the Company does not require specialized quarters for its operations. See "Certain Relationships and Related Transactions."

Item 3.   Legal Proceedings
-------   -----------------

         The Arizona Actions - On June 5, 1995, June 14, 1995 and October 25, 1995, lawsuits were filed on behalf of a purported class of present and former shareholders of the Company in the Superior Court of the State of Arizona in and for Maricopa County (the "Court") against, among others, certain former officers and directors of the Company (the "Director/Officer Defendants"), entitled Michael A. Isco v. Richard C. Kraemer, et al. (Case No. CV 95-08941), Larry Alexander et al. V. Arthur Andersen LLP, et al. (Case No. CV 95-09509), and Crandon Capital Partners v. Kraemer, et al., respectively (collectively, the "Arizona Actions"). Subsequently, the Arizona Actions were consolidated. The Arizona Actions seek, among other things, unspecified money damages and contain allegations which include violations of Arizona securities law, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. Although the Company is not a defendant in the Arizona Actions, the Company could nevertheless be required to indemnify certain of the Director/Officer Defendants in the

Arizona Actions in the event that such defendants incur expenses or liability and seek indemnification from the Company. With respect to the advancement of defense costs, the Company and National Union Fire Insurance Company of Pittsburgh, PA. ("National Union"), the issuer of the Company's primary directors' and officers' insurance and Company reimbursement policy, agreed, among other things, that (i) National Union would advance all reasonable and necessary defense costs incurred by most of the covered defendants in the Arizona Actions during the pendency of the Company's bankruptcy proceeding, (ii) upon consummation of a reorganization plan, the Company would repay up to $1.5 million of defense costs actually advanced by National Union, (iii) the Company would not be obligated to repay an amount greater than $1.5 million of advanced defense costs and (iv) National Union would have no duty to defend.

         An agreement (the "Settlement Agreement") was previously reached pursuant to which the plaintiffs and the Director/Officer Defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the Director/Officer Defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, $1.5 million, which represents the self-insured retention under the Company's applicable directors' and officers' insurance policies, has been paid by the Company. In addition, the Company paid $250,000 on behalf of DMB. Certain issuers of the Company's directors' and officers' insurance policies, together with the Company, have agreed to fund the balance of the settlement. The Company does not believe that its remaining obligations to directors and officers will exceed its insurance coverage. The Settlement Agreement was filed with the Court on January 19, 1996 and after amendment was primarily approved by the Court. The Court now must determine whether, after notice to class members, to approve the Settlement Agreement and to enter a bar order designed to limit the ability of non-settling defendants to seek contributions, indemnification, equitable apportionment or similar equitable remedies from the Company or the Director/Officer Defendants.. The Court approved the form of notice to be provided to the class, ordered that the class be given notice, and set a final settlement hearing date for February 14, 1997. Notice to the class and proofs of claim have been mailed and the class members have until January 31, 1997, to opt out of or object to the settlement.

         UDC Homes, Inc. v. Mann & Smith, Inc. and Cooney, Rikard & Curtin, Inc.
- This case was pending in Arizona Superior Court, Maricopa County (Case No. CV94-10637). In connection with several lawsuits in which the Company was a defendant and for which the primary policy limits had been exhausted, the excess liability insurance carriers to whom the defense of the actions was tendered asserted that their policies did not provide coverage or indemnification for such lawsuits because the policies neither "follow the form" of the primary policies nor contain "broad form" coverage. The carriers expressly reserved their rights with respect to the defense of the lawsuits. In addition, in connection with the settlement of certain claims, one of the Company's excess liability insurance carriers reserved its right to be reimbursed $275,000 paid in settlement for the same reasons. On July 8, 1994, the Company filed a complaint against the Company's insurance agent and its insurance broker. The complaint, as amended, alleged that from April 1, 1985 through April 1, 1988, the commercial umbrella liability policies procured by the defendants for the Company failed to either "follow the form" of the primary liability polices procured by the defendants for the Company for those years or contain "broad form" general liability coverage. The complaint sought special damages in the amount of $275,000, general and special damages up to the limits of the excess liability insurance policies, attorneys' fees and costs. The defendants filed separate answers denying any liability to the Company, Mann & Smith, Inc. filed a crosscomplaint against Cooney, Rikard & Curtin, Inc. and the Company filed a motion to bifurcate the liability and damage issues. On March 7, 1996, the parties filed a stipulation for dismissal without prejudice wherein the Company retained the right to refile the case up to and including September 1, 1997, after an assessment of potential exposure and damages. On March 11, 1996, the case was dismissed without prejudice.

         Shadow Moss Homeowners Association Inc. v. UDC-Universal Development, L.P., dba UDC Homes Limited Partnership, Course View Properties, Inc., Newman Bower Architects, James M. Taylor, and Mulvaney Builders and Associates - This case, which was filed on March 5, 1993, is currently pending in the Horry County, South Carolina Court of Common Pleas. The plaintiff alleges that numerous construction/design defects exist at the Company's Shadow Moss condominium project in North Myrtle Beach, South Carolina. The complaint alleges breach of contract, breach of implied warranties, negligence, strict tort liability and unfair trade practices. The plaintiff seeks $2,500,000 in actual and consequential damages, punitive damages, costs and attorneys' fees and treble the actual damages as a result of the unfair trade practices claim. The Company is unable at this time to determine the likelihood of an unfavorable outcome or the amount or range of potential loss, if any. CIGNA Insurance Company is defending the Company under a reservation of rights.

         The Company is also involved in various legal proceedings which generally represent ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance. In the Company's opinion, none of the pending litigation matters will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

         There is currently no established public trading market for the Company's Common Stock. No assurance can be given as to whether any such market will develop or, if one does develop, as to the price at which such securities will trade. As of December 27, 1996, the Company had two record owners of its Common Stock.

         The Company has not paid dividends on its common equity in either of its last two fiscal years. Certain provisions of the Company's indentures and debt agreements materially restrict the Company's ability to pay dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.   Selected Financial Data
-------   -----------------------

         As of September 30, 1992, the Company's predecessor, UDC - Universal Development L.P. ("UDC L.P."), converted from limited partnership to corporate form and commenced operations as UDC Homes, Inc. The following table sets forth selected consolidated financial information regarding the financial position of the Company and UDC L.P. for each of the five years ended September 30, 1992 through 1996 (including Southeast operations). The consolidated financial information has been derived from UDC L.P.' s and the Company's consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)

                                            Successor
                                             Company                               Predecessor Company
                                           ----------- -----------------------------------------------------------------------------
                                              Period       Period          Twelve          Twelve         Twelve          Twelve
                                               from         from           Month           Month         Month           Month
                                            November 14,  October 1,       Period          Period         Period          Period
                                              1995 to        to            Ended            Ended         Ended           Ended
                                           September 30,  November 13,  September 30,   September 30,   September 30,  September 30
                                               1996          1995           1995            1994            1993           1992
                                                                                                                    (As Restated)(1)
                                           -------------  ------------  -------------   -------------   -------------  -------------
STATEMENTS OF
  OPERATIONS DATA:
  Housing sales                            $ 387,455      $  29,624      $ 444,815       $ 508,800      $ 482,343      $ 370,069
  Housing gross margin                        46,829          2,354         40,807          65,861         53,618         41,958
  (Loss) income before extraordinary gain    (62,217)       (10,241)      (134,774)        (22,783)         5,038          4,603
  Net (loss) income (2)                      (62,217)        25,954       (134,774)        (22,783)         5,038          4,603

OPERATING DATA:
  New sales orders (dollars) (3)           $ 362,300      $  31,372      $ 408,109       $ 540,473      $ 454,308      $ 413,558
  New sales orders (units)                     1,755            165          2,034           2,796          2,564          2,423
  Home closings (units)                        1,886            140          2,238           2,713          2,822          2,212
  Average revenue per home closing         $     206      $     212      $     199       $     188      $     171      $     167
  Dollar amount of homes under contract
    at period-end (backlog)                $ 161,110      $ 185,148      $ 181,838       $ 218,927      $ 180,897      $ 209,522
  Homes (units) under contract at
    period-end (backlog)                         762            893            868           1,072            990          1,248

                                         September 30,                                          September 30,
                                         -------------                   ------------   -------------   -------------  -------------
                                             1996                            1995           1994           1993            1992
                                         -------------                   ------------   -------------   -------------  -------------

BALANCE SHEET DATA:
  Total assets                             $ 296,343                     $ 436,425       $ 583,250      $ 590,995       $ 568,358
                                           =========                     =========       =========      =========       =========

  Debt:
    Notes payable                          $  73,062                     $ 153,957       $ 154,636      $ 121,605       $ 201,191
    Senior and subordinated debt             120,262                          --           191,406        194,811          91,663
    Liabilities subject to compromise (4)       --                         205,264            --             --              --
    Collateralized mortgage obligations
      and mortgage lines of credit             6,299                        28,450          33,836         61,612          97,237
                                           ---------                     ---------       ---------      ---------       ---------
    Total debt                             $ 199,623                     $ 387,671       $ 379,878      $ 378,028       $ 390,091
                                           =========                     =========       =========      =========       =========

Redeemable preferred stock                 $    --                       $    --         $    --        $    --         $   2,870
                                           =========                     =========       =========      =========       =========

Total stockholders' equity (deficit)       $  15,783                     $ (22,954)      $ 111,820      $ 134,603       $ 124,194
                                           =========                     =========       =========      =========       =========



(1) The Company changed its fiscal year-end from December 31 to September 30 in connection with the conversion from partnership to corporate form in September 1992.

(2) Net loss for the period from November 14, 1995 to September 30, 1996 includes a noncash loss from impairment of certain real estate inventories and goodwill in the amount of $42.8 million which was recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No.
      121. Net (loss) income for the periods ended September 30, 1995, 1994 and 1992 includes land write-downs of $67.2 million, $24.1 million and $30.7 million, respectively. Net loss for the period from November 14, 1995 to September 30, 1996, the period from October 1, to November 13, 1995 and the period ended September 30, 1995 includes $6.6 million, $7.1 million and $15.4 million, respectively, of reorganization items (primarily professional fees and severance payments). Net (loss) income for the periods ended September 30, 1995, 1994 and 1993 includes income tax expense of $26.8 million, $3.4 million and $3.3 million, respectively. Net income for the period ended September 30, 1992 includes an income tax benefit of $33.5 million.

(3) Home sales orders are net of cancellations received during the applicable period. Revenue from the sale of homes is recognized at the time risk of ownership is transferred which occurs at the close of the home sale.

(4) Fiscal 1995 includes $168 million of unsecured Senior Notes payable, $20.4 million of Convertible Subordinated Notes payable and $16.9 million of accrued interest on liabilities subject to compromise at September 30, 1995 as a result of the Company's Chapter 11 filing.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Introduction

         On November 14, 1995, the Company consummated its plan of reorganization and emerged from its Chapter 11 bankruptcy proceeding as a new reporting entity. The following discussion and analysis of the Company's operations includes only the Company's continuing operations in Arizona and California except as otherwise indicated. The Company is liquidating all remaining assets of its Southeast operations, and management believes that discussion of such operations is no longer material to obtain an understanding of the Company's operations.

Revenues

         The following table presents comparative fiscal 1996, 1995 and 1994 housing revenues, deliveries and average sales price:

                                               1996         1995          1994
                                               ----         ----          ----
  Arizona and California:

    Family revenue (000s) ...............   $ 315,604    $ 294,665     $ 329,979

    Retirement revenue (000s) ...........   $  86,229    $  73,086     $  92,287

    Units delivered .....................       1,951        1,844         2,262

    Average sales price .................   $ 205,963    $ 199,431     $ 186,678

    Change from prior year ..............         9.3%       (12.9)%

    Change due to volume ................         5.8%       (18.5)%

    Change due to average sales price ...         3.5%         5.6%



  Southeast:

    Family revenue (000s) ...............   $  14,625    $  56,151     $  59,548

    Retirement revenue (000s) ...........   $     621    $  20,913     $  26,986

    Units delivered .....................          75          394           451

    Average sales price .................   $ 203,280    $ 195,594     $ 191,871

         The increase in volume in fiscal 1996 compared to fiscal 1995 resulted from improved sales in each market during the fiscal year. The increase in average sales price in fiscal 1996 was primarily the result of higher sales prices in California due to changes in the mix of product types sold. The Company experienced decreases in housing revenues and units closed, and an increase in average sales prices, during fiscal 1995 as compared to fiscal 1994. The decrease in units closed was consistent with an overall decrease in closings for the homebuilding industry, which the Company believes was largely the result of higher mortgage interest rates during the first six months of fiscal 1995. In addition, the Company believes that its closings were adversely affected by home buyer concerns about the Company's financial condition and restrictions on the Company's ability to finance construction during its Chapter 11 proceedings (the "Chapter 11 Case"). The 1995 increases in average sales prices were primarily due to price increases implemented in the first quarter of fiscal 1995, the introduction of new, higher-priced projects in California and changes in the mix of product types sold.

Net Orders

         The following table presents comparative fiscal 1996, 1995 and 1994 net orders by region (dollars in thousands):

                                              1996          1995          1994
                                              ----          ----          ----
   Arizona:

     Dollars .........................      $268,053      $257,397      $292,951

     Units ordered ...................         1,434         1,375         1,656

     Average sales price .............      $    187      $    187      $    177



   California:

     Dollars .........................      $121,175      $103,986      $152,625

     Units ordered ...................           463           418           653

     Average sales price .............      $    262      $    249      $    234



   Southeast:

     Dollars .........................      $  4,445      $ 46,726      $ 94,897

     Units ordered ...................            23           241           487

     Average sales price .............      $    193      $    194      $    195



   Company total:

     Dollars .........................      $393,673      $408,109      $540,473

     Units ordered ...................         1,920         2,034         2,796

     Average sales price .............      $    205      $    201      $    193

         Net orders represents the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations.

         The Company believes that relatively low interest rates and the economic strength of the Phoenix market and improvement in the California economy resulted in new orders increasing in fiscal 1996 compared to fiscal 1995. Additionally, the Company completed its reorganization and therefore was able to alleviate home buyer concerns about the Company's ability to complete construction of homes and subdivisions and honor its post-sales warranty obligations. The Company experienced decreases in net orders and increases in average sales prices during fiscal 1995 as compared to fiscal 1994. The decrease in net orders is consistent with an overall decrease in orders for the homebuilding industry, which the Company believes was largely the result of higher mortgage interest rates during the first six months of fiscal 1995. Additionally, as a result of its Chapter 11 Case, the Company believes that the decrease was partially attributable to home buyer concerns about the Company's ability to complete construction of homes and subdivisions in a timely manner and to honor its post-sale warranty obligations. The

1995 increases in average sales prices in Arizona and California were due to price increases implemented in the first quarter of fiscal 1995 and the introduction of new projects in California with higher sales prices, offset by price reductions implemented in the third fiscal quarter of 1995 to entice potential home buyers who may have been hesitant to purchase a UDC home because of the Chapter 11 Case.

Net Sales Backlog

         Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery at September 30, for which the Company had received purchase deposits and signed sales contracts. The following table presents comparative fiscal 1996, 1995 and 1994 net sales backlog by region (dollars in thousands):

                                            1996           1995           1994
                                            ----           ----           ----

Arizona:

   Dollars ........................       $120,883       $122,296       $123,154

   Units in backlog ...............            629            639            649

   Average sales price ............       $    192       $    191       $    190



California:

   Dollars ........................       $ 40,227       $ 48,813       $ 54,670

   Units in backlog ...............            133            177            218

   Average sales price ............       $    302       $    276       $    251



Southeast:

   Dollars ........................       $   --         $ 10,729       $ 41,103

   Units in backlog ...............           --               52            205

   Average sales price ............       $   --         $    206       $    201



Company total:

   Dollars ........................       $161,110       $181,838       $218,927

   Units in backlog ...............            762            868          1,072

   Average sales price ............       $    211       $    209       $    204


         The decrease in backlog at September 30, 1996 resulted from fewer homes available for sale in California as a result of the Company's inability to acquire land for homesites during its Chapter 11 Case. The Company experienced decreases in backlog during fiscal 1995 compared to fiscal 1994 primarily due to reduced net orders and continued closings of units in backlog. Further, difficulty in obtaining financing for new construction starts during the Chapter 11 Case delayed construction of many homes, resulting in lower levels of inventory under construction at September 30, 1995.

Gross Margins, Selling and Administrative Expenses and Interest, Net

         The following table presents comparative fiscal 1996, 1995 and 1994 information related to the cost of housing sales, selling and administrative expenses ("S&A") and interest, net for home building (dollars in thousands):

                                                                        Years Ending September 30,
                                              -----------------------------------------------------------------------
                                                        1996                    1995                    1994
                                              ------------------------ ----------------------- ----------------------
                                                 Dollars     Percent     Dollars     Percent     Dollars     Percent
                                                 -------     -------     -------     -------     -------     -------
Revenue from
  housing sales .............................   $ 417,079     100.0 %   $ 444,815     100.0 %   $ 508,800     100.0 %
Cost of housing sales .......................     367,896      88.2       404,008      90.8       442,939      87.1
                                                ---------     -----     ---------     -----     ---------     -----
Gross margin ................................      49,183      11.8        40,807       9.2        65,861      12.9
S&A expenses (including
  cost of Company
  reorganizations) ..........................      60,232      14.4        69,468      15.6        57,684      11.3
                                                ---------     -----     ---------     -----     ---------     -----
Operating income (loss) from
  home building .............................     (11,049)     (2.6)      (28,661)     (6.4)        8,177       1.6
Interest, net ...............................      17,455       4.2         6,161       1.4          (983)     (0.2)
                                                ---------     -----     ---------     -----     ---------     -----
Pre-tax (loss) income from
  home building .............................   $ (28,504)     (6.8)%   $ (34,822)     (7.8) %  $   9,160       1.8 %
                                                =========     =====     =========     =====     =========     =====

         Generally Accepted Accounting Principles require that the purchase accounting principles of APB No. 16 be applied in the valuation of the reorganized Company's balance sheet as of the Acquisition Date (the "Opening Balance Sheet"). APB No. 16 requires that the basis assigned to purchased inventories include a portion of the profit ("Purchased Profit") which would otherwise have been recognized upon the closing of the related home sale, consistent with the concept that the earnings process occurs throughout the construction process. The further the construction process has been completed on a given home, the more profit is capitalized in the Opening Balance Sheet. Accordingly, as a result of the application of purchase accounting margins on homes held at the Acquisition Date and closed in subsequent fiscal periods will generally be depressed relative to prior periods and relative to homes not held at the Acquisition Date and closed later in the fiscal year. Further, all homes under construction as of the Acquisition Date will generally have margins less than those on homes on which construction began after the Acquisition Date. The impact of Purchased Profit on gross margin is partially offset by the elimination of capitalized interest in inventory in the Opening Balance Sheet as well as by less interest being capitalized as a result of the change in the Company's method of applying the capitalization of interest principles of SFAS No. 34 to housing inventory discussed in Note 12 to the accompanying financial statements.

         Gross margins increased during fiscal 1996 compared to fiscal 1995 primarily due to the revaluation of the Company's housing inventory and land inventory to fair values at the Acquisition Date, which resulted in lower land basis and higher gross margins, and the effect of reduced interest capitalization and corresponding absorption. These higher gross margins were offset by the amortization of approximately $11.2 million of Purchased Profit. Gross margins before housing land write-downs decreased during fiscal 1995 as compared to fiscal 1994 largely due to the spreading of interest and other fixed indirect construction costs over a reduced number of home closings, price reductions implemented to close a number of homes in substantially complete but unsold inventory and price reductions implemented to entice potential home buyers who may have been hesitant to purchase a UDC home because of the Chapter 11 Case. The decline in gross margin percentage also was due in part to excessive warranty costs, which the Company believes resulted from numerous requests for warranty work from homeowners concerned about the Company's ability to meet its future warranty obligations as a result of the Chapter 11 Case and, in one southern California division, defective materials supplied by certain subcontractors.

         The following table presents selling and administrative expenses (dollars in thousands):

                                                       Years ended September 30,
                                                 ----------------------------------
                                                     1996         1995        1994
                                                     ----         ----        ----
Selling and administrative expenses:

   Variable components ........................   $  16,468    $  19,253    $21,283

   Fixed components ...........................      30,138       34,777     36,401

   Cost of company reorganizations ............      13,626       15,438       --
                                                  ---------    ---------    -------

Total selling and administrative expenses .....   $  60,232    $  69,468    $57,684
                                                  =========    =========    =======



As a percentage of revenues from housing sales:

   Variable components ........................         4.0%         4.4%       4.2%

   Fixed components ...........................         7.2          7.8        7.1

   Cost of company reorganizations ............         3.2          3.4        0.0
                                                  ---------    ---------    -------


Total selling and administrative expenses .....        14.4%        15.6%      11.3%
                                                  =========    =========    =======

         The variable component of selling and administrative expenses includes sales commissions, model furniture amortization and closing costs. Variable selling and administrative expenses as a percentage of housing sales decreased in fiscal 1996 as compared to fiscal 1995 due to a decrease in sales commissions paid to third party sales agents. Variable selling and administrative expenses as a percentage of housing sales increased in fiscal 1995 as compared to fiscal 1994 due to higher average sales commissions resulting from changes in the mix of product types sold and increased sales commissions paid to third party sales agents.

         The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses decreased in fiscal 1996 as compared to fiscal 1995 primarily due to reductions in salaries and advertising expenses arising from the Company's continuing efforts to reduce costs partially offset by goodwill amortization. Additionally, valuation adjustments were recorded on certain assets of the Company based on purchase accounting principles resulting in a reduction in amortization of these assets. Fixed selling and administrative expenses decreased in fiscal 1995 as compared to fiscal 1994 primarily due to reductions in salaries, legal and other miscellaneous expenses arising from the Company's efforts to reduce costs.

         The Company capitalizes certain interest costs for its home building operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company's home building operations was $31,035,000, $34,041,000 and $36,335,000 in fiscal 1996, 1995 and 1994, respectively. Interest, net for home building, was $17,455,000, $6,161,000 and $(983,000) in fiscal 1996, 1995 and 1994, respectively. Interest incurred decreased in fiscal 1996 as a result of a reduction in debt levels upon the Company's emergence from its Chapter 11 Case. Interest, net increased in fiscal 1996 due to the Company changing its method of applying SFAS No. 34 in order to better match the capitalization of interest with actual construction and development efforts.

Loss From Asset Impairment

         At September 30, 1996, the Company's management reviewed the status of the Company's operations, including: (1) 1996 operating losses, which losses are anticipated to continue into fiscal 1997; (2) the Company's overhead structure, which will require an expansion of current volume in order to generate adequate operating margins; (3) lenders' waivers of covenant violations which have been required due to the Company's inability to meet operating projections; and (4) additional capital contributions required in fiscal 1996 and anticipated to be required in fiscal 1997 in order for the Company to have adequate liquidity. Based on this review, management concluded that the Company's long-term assets may be impaired. In accordance with SFAS No. 121, the Company tested its long-term assets held, including allocated goodwill, for recoverability and determined that an impairment loss of $42.8 million should be recognized. The impairment loss is comprised of $3.5 million and $4.2 million applicable to land inventory and land held for sale, respectively, located in Phoenix and Northern California and $35.1 million applicable to goodwill.

         In an effort to improve its liquidity, in the second quarter of fiscal 1995 the Company announced its intention to actively market its Southeast homebuilding operations which were under-performing in relation to management's expectations. In connection with its restructuring (and related Chapter 11
Case), in May 1995 the Company also began marketing two residential projects in California for bulk sale along with certain commercial and mixed-use real estate parcels in Arizona not previously identified for sale. As a result of these decisions, the Company wrote down the carrying amounts of such projects and parcels to the amounts expected to be realized from their immediate sale, reduced for costs to be incurred prior to and in connection with such sales. The write-downs included the immediate amortization of all deferred costs associated with the Company's Southeast operations. In addition, based on new information, the Company revised downward its estimate of proceeds to be received from certain parcels identified for sale in fiscal 1994 based on efforts to accelerate the sale of those parcels and the effect of the Chapter 11 Case on offers received. The total charge to operations in fiscal 1995 resulting from such write-downs was $67.2 million ($47.5 million in the Southeast, $9.8 million in California and $9.9 million in Arizona).

Mortgage Operations

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary UDC Mortgage. The following table presents operating information for the Company's mortgage banking operations (excluding finance operations) (dollars in thousands):

                                                   1996       1995       1994
                                                   ----       ----       ----
Number of loans originated ....................       895        725      1,127
Revenues ......................................  $  2,665   $  1,764   $  3,185
General and administrative expenses ...........     1,840      2,193      2,827
                                                 --------   --------  ---------
Operating income from mortgage banking ........       825       (429)       358
Interest - net ................................      (233)       (65)      (234)
                                                 --------   --------  ---------
Pre-tax profit from mortgage banking ..........  $  1,058   $   (364) $     592
                                                 ========   ========  =========


         Revenues from mortgage banking increased in fiscal 1996 primarily as a result of higher servicing release premiums received on the sale of servicing and an increase in mortgage originations related to the increase in closings recorded by the Company. General and administrative expenses decreased in fiscal 1996 compared to fiscal 1995 primarily as a result of the elimination of UDC Mortgage's goodwill based on purchase accounting principles resulting in a reduction in amortization expense and additionally, a reduction in legal fees paid. These decreases were partially offset by an increase in salary expense (relating to severance payments to employees due to the Company entering the joint venture agreement) and an increase in foreclosure expense. Revenues and general and administrative expenses from mortgage banking decreased in fiscal 1995 compared to fiscal 1994 primarily as a result of the adverse impact the Company's Chapter 11 Case had on unit closings.

Liquidity and Capital Resources

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisitions and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations, borrowings and capital contributions by AEW and DMB. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations, future borrowings as permitted under the Company's loan agreements and capital contributions by AEW and DMB. The Company believes that amounts generated from operations, additional borrowings and capital contributions will provide funds adequate to finance its homebuilding activities and meet its debt service requirements.

         In fiscal 1996 and on November 7, 1996, the Company completed asset sale transactions in which it sold to DMB/AEW Land Holdings One, LLC, an affiliate of DMB and AEW, for cash $28.6 million and $25.5 million, respectively, of assets the Company had previously designated as land held for sale. Proceeds from the sales were used to retire four of the Company's term facilities, reduce the loan-to-value ratio to 60% on one other term facility, and reduce the outstanding balance on the Company's principle revolving facility. These sales also created additional acquisition and development fund availability under the Company's principle revolving credit facility. The Company has entered into a management agreement with the DMB/AEW affiliate pursuant to which the Company will receive a fixed monthly fee for the management and marketing of the assets to third party buyers. To the extent the cash proceeds from the sale of the property to a third party exceeds certain thresholds, the Company will participate in excess profits.

         At September 30, 1996, the Company finances its home building, land development and mortgage operations as discussed below:

         Construction and Acquisition and Development Financing - The Company's largest credit facility is a $150 million revolving facility with a group of banks. The facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to a maximum of $37.5 million. The facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires payment of a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. The facility is secured by portions of the Company's housing inventory and land held for development and matures on March 31, 1999. At September 30, 1996, $34.2 million was outstanding under the facility.

         Additionally, the Company has a $23.3 million revolving construction and A&D facility for Westbrook Village ("WBV"). The WBV facility includes a $12.5 million construction facility and a $10.8 million A&D facility. These facilities accrue interest at prime plus 1.5%, payable monthly, require payment of a commitment fee of 1% per annum and are secured by WBV housing inventory and land held for development. The A&D facility matures on July 1, 1997, and the construction facility matures on January 1, 1998. At September 30, 1996, $4.3 million was outstanding under the construction facility and no amounts were outstanding under the A&D facility.

         The construction and A& D facilities described above contain various covenants, including but not limited to, covenants regarding: (i) encumbrances;
(ii) minimum available liquidity; (iii) maximum total debt to tangible net worth; (iv) minimum tangible net worth; (v) minimum cumulative net cash flow to total debt service; (vi) minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest paid; (vii) restrictions on mergers, consolidations and acquisitions; (viii) restrictions on asset sales; and (ix) restrictions on incurrence of additional indebtedness. Among other things, such covenants may limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. Further, the availability of funds under the revolving facilities is dependent upon compliance with such covenants, certain loan-to-value ratios stated in each facility and the levels of pre-sold and speculative construction. Accordingly, all of the committed credit may not be available to the Company at a particular time. Any inability of the Company to obtain financing when needed in amounts or on terms favorable to the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         As a result of applying purchase accounting at the Acquisition Date, costs in excess of amounts allocable to identifiable assets was determined to be an amount greater than contemplated under the debt covenants which were negotiated prior to the determination of such amounts. As a result, as of the Acquisition Date and subsequent thereto, the Company was in violation of the tangible net worth and debt to tangible net worth covenants. Additionally, the Company was in violation of certain minimum available liquidity covenants from February 21, 1996 through March 14, 1996. In response, the Company and the lenders agreed to a waiver of the violations and a modification of the debt covenants, and on March 15, 1996, DMB invested $10 million in the Company in exchange for 14.5% Series D Subordinated Notes. In addition, at September 30, 1996, the Company was in violation of the tangible net worth, debt to tangible net worth, cumulative net cash flow to debt service and EBITDA to interest paid covenants. On December 23, 1996, waivers of the covenant violations were obtained.

         Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from 9.5% to 15% and are due at various dates. At September 30, 1996, $34.6 million was outstanding under these notes.

         Senior Unsecured Notes - On the Acquisition Date, the Company issued Series A Senior Notes in a principal amount of $60 million and Series B Senior Notes in a principal amount of $10 million. Interest on the Senior Notes accrues at a rate of 12.5% per annum, commencing September 1, 1995, and is payable semi-annually beginning May 1, 1996. Both series of Senior Notes mature on May 1, 2000. The Series B Senior Notes further require prepayments from the proceeds of certain asset sales in excess of $10 million, subject to certain limitations related to the Company's new construction and acquisition and development financing. The Senior Notes contain numerous covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

         Subordinated Notes - On the Acquisition Date, the Company issued Series C Subordinated Notes in a principal amount of $35 million ($30 million were issued to DMB in connection with its acquisition of the equity of the Company). Interest on the Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually beginning November 1, 1996. The Series C Subordinated Notes mature November 1, 2000. The payment of interest in cash on the Series C Subordinated Notes is restricted by certain limitations related to the Company's construction and acquisition and development financing. On May 6, 1996, Eastrich No. 184, LLC acquired $15 million of the Series C Subordinated Notes from DMB. The November 1, 1996 payment of interest was paid in-kind in additional Series C Subordinated Notes.

         On March 15, 1996, DMB invested $10 million in the Company in exchange for $10 million Series D Subordinated Notes. The terms for the Series D Subordinated Notes are identical to the terms for the Series C Subordinated Notes discussed above, except that payments on the Series D Subordinated Notes are subordinate to payments on the Series C Subordinated Notes. On May 6, 1996, Eastrich No. 184, LLC acquired $5 million of the Series D Subordinated Notes from DMB. The November 1, 1996 payment of interest was paid in-kind in additional Series D Subordinated Notes.

         Common Stock - In connection with the consummation of the Plan, the Company sold all 1,000 of the authorized shares of Common Stock of the reorganized Company, par value $.01 per share, to DMB. DMB then entered into an option agreement with AEW which, as amended, gave AEW the right to purchase 500 shares of the Common Stock owned by DMB, $15 million of the Series C Subordinated Notes issued to DMB, $5 million of the Series D Subordinated Notes issued to DMB and 50% of the general partner interest held by a DMB affiliate in WBV for an aggregate purchase price of $61.25 million, plus interest. On April 21, 1996, AEW notified DMB that it elected to exercise the option, and the purchase by Eastrich No. 184, LLC (as to all interests except the WBV interest) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, pursuant to the exercise of the option was completed on May 6, 1996.

         Mortgage Debt - The Company finances its mortgage operations with a $10 million committed revolving credit facility which matures on August 30, 1997. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At September 30, 1996, $6.3 million was outstanding under the facility.

Inflation

         The homebuilding industry is affected by movements in interest rates. Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to increases in interest rates which affect the cost of the Company's borrowings and impact the Company's margins and profitability.
Further, the Company may have difficulty expanding its operations when opportunities are available or securing financing during a downturn in the homebuilding market. While the Company believes that the move-up family and active adult home buyers to whom the Company provides housing have been less sensitive to increasing interest rates than the industry as a whole, the Company's business is nonetheless affected. Residential homebuilding companies, including the Company, can be adversely affected by inflation through higher mortgage rates and increased costs for materials and subcontractors, resulting in higher prices, both of which adversely affect buyer demand. Management believes that the impact of inflation on its revenues and costs has not been material.

         Changes in interest rates have several impacts on the Company's homebuilding operations. Higher interest rates will increase the carrying costs of inventory, thereby increasing costs of housing sales and decreasing gross margins. Generally, higher interest rates tend to create a reduction in consumer demand and reduce the consumer's ability to qualify for mortgage financing. Correspondingly, lower interest rates will decrease the carrying costs of inventory, thereby decreasing costs of housing sales and increasing gross margins. Generally, lower interest rates tend to increase consumer demand and the consumers' ability to qualify for mortgage financing.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's success in overcoming negative perceptions on the part of home buyers as a result of its Chapter 11 Case, the effect of interest rates on demand for the Company's homes, and fluctuating margins as a result of product mix and other factors. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

1A.      Financial Statements

         The following financial statements, together with the reports of independent public accountants thereon are included as follows:

                                                                                                       Page Number
                                                                                                       -----------
         UDC HOMES, INC. AND SUBSIDIARIES
         Reports of Independent Public Accountants..................................................F - 1, F-1a

         Consolidated Balance Sheets as of September 30, 1996 and 1995....................................F - 2

         Consolidated Statements of Operations for the Periods Ended
           September 30, 1996, November 13, 1995, September 30, 1995 and 1994.............................F - 3

         Consolidated  Statements of Changes in  Stockholders'  Equity (Deficit)
           for the Periods Ended September 30, 1996, November 13, 1995,
           September 30, 1995 and 1994....................................................................F - 4

         Consolidated Statements of Cash Flows for the Periods Ended
           September 30, 1996, November 13, 1995, September 30, 1995 and 1994.............................F - 5

         Notes to Consolidated Financial Statements.......................................................F - 6

2A.      Financial Statement Schedules of UDC Homes, Inc. and Subsidiaries

         No schedules have been filed because they are not required or the information is included elsewhere in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


Board of Directors
UDC Homes, Inc.
Tempe, Arizona

We have audited the accompanying consolidated balance sheet of UDC Homes, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from November 14, (date of acquisition) through September 30, 1996. ("Successor Company financial statements"). We have also audited the consolidated statements of operations, stockholders' equity and cash flows of the Predecessor Company under Fresh Start reporting for the period from October 1, 1995 through November 13, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on October 3, 1995, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 13, 1995. Accordingly, the accompanying financial statements for the period of October 1, 1995 through November 13, 1995 have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company financial statements referred to above present fairly, in all material respects, the financial position of UDC Homes, Inc. and subsidiaries at September 30, 1996, and the results of their operations and their cash flows for the period of November 14, 1995 through September 30, 1996 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements under Fresh Start reporting referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period October 1, 1995 through November 13, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

December 23, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To UDC Homes, Inc.:


We have audited the accompanying consolidated balance sheet of UDC Homes, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described more fully in Note 2 to the accompanying financial statements, on May 17, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and was operating its business as debtor-in-possession under the supervision of the Bankruptcy Court. The Company's plan of reorganization was confirmed on October 3, 1995, and the plan was consummated on November 14, 1995, upon the DMB purchase described in Note 2. Consummation of the plan of reorganization materially changed certain amounts recorded in the accompanying September 30, 1995, consolidated balance sheet.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDC Homes, Inc. and subsidiaries as of September 30, 1995, and the results of their operations and their cash flows for the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP


Phoenix, Arizona,
   December 6, 1995.
                                      F-1a

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                               Successor  Predecessor
                                                                                Company     Company
                                                                              ----------- -----------
ASSETS                                                                            1996        1995
                                                                              ----------- -----------
                                                                                  (In thousands)
HOMEBUILDING:
  Cash and cash equivalents                                                    $   2,782    $   4,591
  Receivables                                                                        985        4,193
  Housing inventory                                                              116,555      142,947
  Land inventory                                                                 115,286      179,476
  Land held for sale                                                              28,332       48,603
  Property and equipment - net                                                    13,216       11,286
  Investments in and receivables from unconsolidated affiliated partnerships        --          5,213
  Goodwill                                                                         3,545         --
  Other assets                                                                     4,497        9,215
                                                                               ---------    ---------
          Total homebuilding assets                                              285,198      405,524
                                                                               ---------    ---------
MORTGAGE BANKING:
  Residential mortgages                                                           10,248       11,951
  Mortgage-backed securities                                                        --         17,415
  Other assets                                                                       897        1,535
                                                                               ---------    ---------
          Total mortgage assets                                                   11,145       30,901
                                                                               ---------    ---------
TOTAL                                                                          $ 296,343    $ 436,425
                                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

HOMEBUILDING:
  Accounts payable                                                             $  35,079    $  35,179
  Accrued interest                                                                17,478       23,863
  Accrued liabilities and expenses                                                23,624        7,657
  Notes payable                                                                   73,062      153,957
  Senior unsecured notes payable                                                  70,000         --
  Subordinated notes payable ($44,628 due to related parties)                     50,262         --
                                                                               ---------    ---------
          Total homebuilding liabilities                                         269,505      220,656
                                                                               ---------    ---------
MORTGAGE BANKING:
  Mortgage line of credit                                                          6,299       11,389
  Collateralized mortgage obligations                                               --         17,061
  Accrued liabilities and expenses                                                   308          366
                                                                               ---------    ---------
          Total mortgage liabilities                                               6,607       28,816
                                                                               ---------    ---------
          Total liabilities not subject to compromise                            276,112      249,472
                                                                               ---------    ---------
LIABILITIES SUBJECT TO COMPROMISE                                                   --        205,264
                                                                               ---------    ---------
          Total liabilities                                                      276,112      454,736
                                                                               ---------    ---------
MINORITY INTERESTS                                                                 4,448        4,643
                                                                               ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value - authorized, 1,000 shares; issued and
    outstanding at September 30, 1996                                               --           --
  Predecessor preferred stock                                                       --            100
  Predecessor common stock, authorized, 50,000,000 shares; issued and
    outstanding, 11,392,059 at September 30, 1995                                   --            114
  Additional paid-in capital                                                      78,000      118,390
  Accumulated deficit                                                            (62,217)    (141,558)
                                                                               ---------    ---------
          Total stockholders' equity (deficit)                                    15,783      (22,954)
                                                                               ---------    ---------
TOTAL                                                                          $ 296,343    $ 436,425
                                                                               =========    =========

See notes to consolidated financial statements

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                          Successor
                                           Company                  Predecessor Company
                                        -------------- ----------------------------------------------
                                            Period        Period           Twelve          Twelve
                                             from          from            Month           Month
                                          November 14,   October 1,        Period          Period
                                            1995 to         to             Ended           Ended
                                         September 30,   November 13,   September 30,   September 30,
                                             1996           1995            1995            1994
                                        -------------- --------------  ---------------  -------------
                                                               (In thousands)
REVENUES:
  Housing sales                           $ 387,455      $  29,624       $ 444,815      $ 508,800
  Mortgage and finance operations             3,042            305           2,154          3,981
  Other                                        --             --             1,026          1,370
                                          ---------      ---------       ---------      ---------
          Total revenues                    390,497         29,929         447,995        514,151
                                          ---------      ---------       ---------      ---------
COSTS AND EXPENSES:
  Homebuilding:
    Cost of housing sales                   340,626         27,270         404,008        442,939
    Selling and administrative expenses      41,637          4,969          54,030         57,684
    Loss from asset impairment               42,815           --            67,177         17,099
    Interest - net                           16,887            568           6,161           (983)
    Other                                       971             35           6,176          5,111
  Mortgage and finance operations:
    General and administrative expenses       2,037            277           2,602          3,048
    Interest - net                               (6)          --               135            134
  Equity in losses of unconsolidated
    partnerships                              1,172           --               223          8,502
  Cost of company reorganizations             6,575          7,051          15,438           --
                                          ---------      ---------       ---------      ---------
          Total costs and expenses          452,714         40,170         555,950        533,534
                                          ---------      ---------       ---------      ---------
LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                   (62,217)       (10,241)       (107,955)       (19,383)
INCOME TAXES                                   --             --            26,819          3,400
                                          ---------      ---------       ---------      ---------
LOSS BEFORE EXTRAORDINARY
  ITEMS                                     (62,217)       (10,241)       (134,774)       (22,783)
EXTRAORDINARY ITEMS:
  Gain on debt discharge                       --           50,264            --             --
  Fresh start reporting adjustment             --          (14,069)           --             --
                                          ---------      ---------       ---------      ---------
NET (LOSS) INCOME                         $ (62,217)     $  25,954       $(134,774)     $ (22,783)
                                          =========      =========       =========      =========

See notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                                         Total
                                         Preferred        Common          Additional      Retained    Stockholders'
                                       Stockholders'   Stockholders'        Paid-In       Earnings       Equity
                                          Equity          Equity            Capital       (Deficit)    (Deficit)
                                       -------------   -------------      ----------      ---------   -------------

                                                                         (In thousands)
PREDECESSOR COMPANY
  BALANCE, OCTOBER 1, 1993            $      83         $     114          $ 106,369      $  28,037    $ 134,603

  Preferred stock in-kind dividends          11              --               10,281        (10,292)        --

  Net loss                                 --                --                 --          (22,783)     (22,783)
                                      ---------         ---------          ---------      ---------    ---------

BALANCE, SEPTEMBER 30, 1994                  94               114            116,650         (5,038)     111,820

  Preferred stock in-kind dividends           6              --                1,740         (1,746)        --

  Net loss                                 --                --                 --         (134,774)    (134,774)
                                      ---------         ---------          ---------      ---------    ---------

BALANCE, SEPTEMBER 30, 1995                 100               114            118,390       (141,558)     (22,954)

  Issuance of subordinated notes            (93)             --               (2,907)          --         (3,000)

  Cancellation of common and
    preferred stock                          (7)             (114)          (115,483)       115,604         --

  Net income                               --                --                 --           25,954       25,954
                                      ---------         ---------          ---------      ---------    ---------

PREDECESSOR COMPANY
  BALANCE, NOVEMBER 13, 1995               --                --                 --             --           --

  Common stock issued for cash             --                --               78,000           --         78,000

  Net loss                                 --                --                 --          (62,217)     (62,217)
                                      ---------         ---------          ---------      ---------    ---------

 SUCCESSOR COMPANY BALANCE,
  SEPTEMBER 30, 1996                  $    --           $    --            $  78,000      $ (62,217)   $  15,783
                                      =========         =========          =========      =========    =========

See notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Successor
                                                                     Company                 Predecessor Company
                                                                   -------------  -----------------------------------------
                                                                      Period        Period         Twelve        Twelve
                                                                       from          from           Month        Month
                                                                   November 14,   October 1,       Period        Period
                                                                     1995 to          to            Ended        Ended
                                                                   September 30,  November 13,  September 30, September 30,
                                                                       1996          1995           1995          1994
                                                                   -------------  ------------  ------------- -------------
                                                                                        (In thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                                $ (62,217)     $  25,954      $(134,774)   $ (22,783)
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                    5,810            536          7,274        7,405
      Fresh start reporting adjustment                                  --           14,069           --           --
      Gain on debt discharge                                            --          (50,264)          --           --
      Equity in losses of unconsolidated affiliated partnerships       1,172           --              223        8,502
      Loss from asset impairment                                      42,815           --           67,177       17,099
      Income taxes                                                      --             --           26,772        3,400
  Changes in assets and liabilities:
    Receivables                                                        2,884            259          1,070        4,872
    Other assets                                                         517         (1,015)         1,233        3,437
    Housing inventory                                                 17,690         10,890        146,848       40,188
    Land inventory and land held for sale                             42,634          4,328       (112,517)    (107,278)
    Receivables from affiliated partnerships                           3,081             95         22,571        7,725
    Accounts payable                                                   2,863         (2,963)       (28,363)      11,042
    Accrued liabilities and expenses                                  (9,021)         4,655         24,117        2,146
                                                                   ---------      ---------      ---------    ---------
          Net cash provided by (used in) operating activities         48,228          6,544         21,631      (24,245)
                                                                   ---------      ---------      ---------    ---------
INVESTING ACTIVITIES:
  Decrease in mortgage-backed securities                              12,728          6,390          4,898       26,872
  Net additions to property and equipment                             (7,243)            13         (2,404)      (3,977)
                                                                   ---------      ---------      ---------    ---------
          Net cash provided by investing activities                    5,485          6,403          2,494       22,895
                                                                   ---------      ---------      ---------    ---------
FINANCING ACTIVITIES:
  (Decrease) increase in notes payable to financial institutions     (75,088)       (11,492)       (12,299)      33,031
  Proceeds from issuance of subordinated notes                        15,262         30,000           --           --
  Proceeds from issuance of common stock                                --           78,000           --           --
  Payment of liabilities subject to compromise                          --          (83,000)        (3,000)      (4,000)
  Payments on collateralized mortgage obligations                    (16,814)          (247)        (3,592)     (17,862)
  Decrease in mortgage line of credit                                    709         (5,799)        (1,794)      (9,914)
                                                                   ---------      ---------      ---------    ---------
          Net cash (used in) provided by financing activities        (75,931)         7,462        (20,685)       1,255
                                                                   ---------      ---------      ---------    ---------
NET (DECREASE) INCREASE IN CASH                                      (22,218)        20,409          3,440          (95)
CASH, BEGINNING OF PERIOD                                             25,000          4,591          1,151        1,246
                                                                   ---------      ---------      ---------    ---------
CASH, END OF PERIOD                                                $   2,782      $  25,000      $   4,591    $   1,151
                                                                   =========      =========      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest, net of amounts
  capitalized                                                      $   8,171      $     254      $   5,221    $   2,755
                                                                   =========      =========      =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Additional debt and land inventory due to consolidation
      of partnership                                               $   7,067      $    --        $    --      $    --
                                                                   =========      =========      =========    =========
    See Note 2 for a discussion of the Company's
      reorganization under Chapter 11

See notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      On May 17, 1995, UDC Homes, Inc. (the "Predecessor Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). On October 3, 1995, the Predecessor Company's reorganization plan, as amended (the "Reorganization Plan"), was approved by the United States Bankruptcy Court. Under the Reorganization Plan, which is more fully described in
      Note 2, DMB Property Ventures Limited Partnership ("DMBLP") entered into an agreement to acquire 100% of the equity (the "Acquisition") of the company that emerged from Bankruptcy Proceedings (the "Predecessor Company under Fresh Start reporting"). On November 14, 1995 ("Acquisition Date"), DMB Residential LLC ("DMB"), an affiliate of DMBLP, completed the acquisition and as of that date, the financial statements of the Company reflect the cost of DMB's acquisition of the Company, utilizing the purchase method of accounting ("Acquisition Cost Basis") ("Successor Company"). Accordingly, the statements of operations and the statements of cash flows for the year ended September 30, 1996 reflect the operations of the Predecessor Company under Fresh Start reporting for the period from October 1, 1995 to November 13, 1995, and the accounts of the Successor Company on the Acquisition Cost Basis from November 14, 1995 to September 30, 1996 (the "Company"). Financial statements for the years ended September 30, 1994 and 1995 are those previously issued by the Predecessor Company.

      The Company designs, builds and markets single family attached and detached homes primarily for move-up family and retirement home buyers. The Company has historically operated in Arizona, California and the Southeast (Florida, Georgia and North Carolina); however, the Company ceased operations in the Southeast and has sold or is currently marketing its Southeast assets. The percentage of housing revenues in each of these geographic regions was as follows:


                                            1996            1995            1994

       Arizona                               65%             58%             54%
       California                            31%             25%             29%
       Southeast                              4%             17%             17%


      The following are the accounting policies utilized in the preparation of these financial statements:

      a. Principles of Consolidation - The consolidated financial statements include the accounts of UDC Homes, Inc. and all of its majority-owned subsidiaries, joint ventures and partnerships. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliated partnerships are recorded using the equity method of accounting.

      b. Housing inventory includes housing construction costs and related land acquisition, land development and other costs (principally capitalized interest and property taxes) for homes under construction. The inventory is carried at the lower of cost (specific identification) or estimated net realizable value ("NRV"). NRV is the price obtainable in the future reduced by disposal and future development and holding costs, without provision for future profit and without discounting future cash receipts to present value. In estimating NRV, the underlying assumptions reflect the intent to dispose of the Company's real estate assets in an orderly process on an ongoing basis in the normal course of the Company's homebuilding operations.

      c. Land Inventory - Land acquisition, land development and other costs (principally capitalized interest and property taxes) are accumulated by specific area and allocated on a parcel-by-parcel basis within the respective area. The areas are carried at the lower of cost or, prior to 1996, NRV on an ongoing basis. Beginning in 1996, the areas are carried at the lower of cost or fair value (to the extent an asset is impaired, the asset is written down to its fair value). Upon commencement of housing construction, allocated land costs are transferred to housing inventory on a lot-by-lot basis.

      d. Assets Held for Sale - Properties which are currently marketed for sale have been segregated on the accompanying consolidated balance sheets as assets held for sale. Debt related to such properties has been included in notes payable on the accompanying consolidated balance sheets. Losses attributable to the holding and operation of such properties are expensed as incurred.

      e. Property and equipment are carried at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged against operations in the year incurred and major additions to property and equipment are capitalized. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts and the resulting gain or loss is included in results of operations.

      f. Cash and Cash Equivalents - Cash equivalents include amounts with initial maturities of less than 90 days.

      g. Goodwill, which represents the excess of the Acquisition Cost Basis over the fair value of net assets acquired, is being amortized on a straight-line basis over 25 years (Note 5).

      h. Income Taxes - Income taxes are accounted for using the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires an asset and liability method. Under this tax basis, assets and liabilities are measured using the enacted tax rates.

      i. Sales Recognition - Income from housing sales is recognized when the homes are delivered and title passes to the new homeowners. Revenues from the sale of other real estate are recognized when a significant down payment is received, the earnings process is complete, and the collection of any remaining receivables is reasonably assured.

      j. Mortgage Banking Fee Recognition - Loan origination fees are recognized as income in accordance with SFAS Nos. 65 and 91.

      k. Use of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

      l. Adoption of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of - As of the Acquisition Date, the Company adopted SFAS No. 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying amount of the assets, an impairment loss must be recognized for the difference between the carrying amount and fair value. Assets to be disposed of must be valued at the lower of the carrying amount or fair value less costs to sell. In accordance with reporting on the Acquisition Cost Basis (Note 2), the Company recorded its assets at fair value at the Acquisition

            Date. Therefore, at the date of adoption, SFAS No. 121 had no impact on the Company's consolidated financial statements. As required by SFAS No. 121, after the adoption date, long-lived assets will be reviewed for impairment at financial statement dates (Note 5).

      m. Reclassifications - Certain reclassifications have been made to the 1995 and 1994 amounts in the consolidated financial statements to conform to the 1996 presentation.

2.    BANKRUPTCY PROCEEDINGS AND ACQUISITION BY DMB

      On May 17, 1995, the Predecessor Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 3, 1995, the Bankruptcy Court entered an order confirming the Predecessor Company's second amended reorganization plan dated as of August 3, 1995, as amended by an addendum dated as of August 31, 1995, and as further amended by such order (the "Plan"). On November 14, 1995, the Plan was substantially consummated and, pursuant to a stock purchase agreement dated as of May 16, 1995 with DMBLP, DMB made a cash investment of $108,000,000 in the Company in exchange for 1,000 shares of common stock representing 100% of the Successor Company's equity and $30,000,000 of subordinated notes of the Successor Company.

      Pursuant to the Plan, holders of the Predecessor Company's Senior Notes received $83,000,000 in cash and $64,100,000 principal amount of unsecured senior notes ("Senior Notes") in satisfaction of existing obligations to such holders. Pursuant to the Plan, holders of the Predecessor Company's Convertible Subordinated Notes received $5,900,000 of Senior Notes and $2,000,000 of subordinated notes ("Series C Subordinated Notes") of the Successor Company. Under the Plan, holders of other allowed secured and unsecured claims generally were paid in full and substantially all executory contracts and unexpired leases were assumed. Holders of the Predecessor Company's Prime Preferred Stock received trust certificates representing a pro rata interest in $3,000,000 principal amount of Series C Subordinated Notes of the Successor Company. Holders of the Predecessor Company's Series A Preferred Stock, Series B Preferred Stock and Common Stock did not receive any consideration for their claims or interest and their shares were canceled.

      As of September 30, 1995, and during the bankruptcy case through November 13, 1995, the Predecessor Company managed its business as a debtor-in-possession, subject to the provisions of the Bankruptcy Code and control and supervision of the Bankruptcy Court. Therefore, the Predecessor Company has accounted for all transactions related to the bankruptcy case in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, liabilities which were subject to compromise in the bankruptcy case are segregated on the September 30, 1995 consolidated balance sheet and are recorded at the amounts that were allowed on known claims rather than the amounts those claims received under the Plan. In accordance with SOP 90-7, no interest was accrued on pre-petition, unsecured debt.

      Liabilities subject to compromise consisted of the following at September 30:


                                                                      1995
                                                                 (In thousands)

        Senior notes                                              $  168,000
        Convertible subordinated notes                                20,406
        Accrued interest                                              16,858
                                                                  ----------

        Total                                                     $  205,264
                                                                  ==========

      Pursuant to the provisions of the Bankruptcy Code, all attempts at collection or enforcement of the Predecessor Company's liabilities as of May 17, 1995 were automatically stayed upon the Chapter 11 filing, and interest on unsecured, pre-petition obligations of the Company ceased to accrue as of such date.

      The Acquisition Cost Basis, as explained above, reflects the November 14, 1995 acquisition of the Company by DMB under which it acquired 1,000 shares of common stock and $30,000,000 principal amount of Series C Subordinated Notes for $108,000,000 cash. The excess of this cost over the fair value of net assets acquired was $40,036,000 which has been allocated to goodwill. The majority of the fair value of net assets arises from the Company's housing and land inventories and land held for sale. The fair value of the Company's housing inventory was calculated on a house-by-house basis by determining an estimated selling price for each home and deducting costs to complete, costs of disposal and a reasonable profit, considering the stage of completion of each home. The fair value of the Company's land inventory and land held for sale was generally determined by independent third party appraisals. Although all assets and liabilities were revalued, no significant adjustments were made to the Company's other assets and liabilities, as their fair values generally approximated historical cost.

      The statement of operations for the period from October 1, 1995 to November 13, 1995 contains a $50,264,000 gain on debt discharge arising from reorganization of the Predecessor Company under the Plan. In addition, a fresh start reporting adjustment of $14,069,000 was recorded. The cost of company reorganizations of $13,626,000 and $15,438,000 in fiscal 1996 and 1995, respectively, is comprised primarily of professional fees and costs related to employee severance agreements.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company at September 30, 1996 using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

      The carrying values of cash and cash equivalents, receivables, accounts payable, accrued interest, accrued liabilities and expenses and mortgage lines of credit approximate fair values due to the short-term maturities of these instruments.

      Residential mortgages and mortgage-backed securities are stated at the lower of cost or market which approximates fair value.

      At September 30, 1996, the carrying amounts of the other notes payable approximate fair value because the majority of the notes payable have variable interest rates based on the prime rate.

      At September 30, 1996, the estimated fair value of the senior and subordinated notes payable was $106,208,000.

4.    DEBT

      At September 30, notes payable consisted of the following:


                                                           1996        1995
                                                            (In thousands)

       Revolving credit facility                        $  34,165   $     --
       Westbrook Village facility                           4,266         --
       Transoccidental note                                13,011         --
       Other                                               21,620         --
       Debtor-in-possession notes payable                    --        101,362
       Pre-petition notes payable                            --         52,595
                                                        ---------   ----------

       Total notes payable                              $  73,062   $  153,957
                                                        =========   ==========

      Revolving Credit Facility - The Company's largest credit facility is a $150,000,000 revolving facility with a group of banks. The facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California, with the amount available for A&D activities limited to a maximum of $37,500,000. Interest is due monthly at prime (8.25% at September 30, 1996) plus 1% or, at the Company's option, LIBOR (5.4% at September 30, 1996) plus 3.25% and requires payment of a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. At September 30, 1996, the unused portion of the credit facility was approximately $35,458,000 based on availability under the borrowing base. The facility is secured by portions of the Company's housing inventory and property in course of development and matures on March 31, 1999.

      Westbrook Village Facility - The Company has a $23,300,000 construction and A&D facility consisting of a $12,500,000 construction facility and a $10,800,000 A&D facility for Westbrook Village ("WBV"). Interest is due monthly at prime (8.25% at September 30, 1996) plus 1.5% and requires payment of a commitment fee of 1% per annum. The facilities are secured by WBV housing inventory and land held for development. At September 30, 1996, there was no additional availability for these facilities under the borrowing base. The A&D facility matures on July 1, 1997, and the construction facility matures on January 1, 1998.

      The construction and A&D facilities described above contain various covenants, including but not limited to, covenants regarding: (i) encumbrances; (ii) minimum available liquidity; (iii) maximum total debt to tangible net worth; (iv) minimum tangible net worth; (v) minimum cumulative net cash flow to total debt service; (vi) minimum ratio of EBITDA to interest paid; (vii) restrictions on mergers, consolidations and acquisitions; (viii) restrictions on asset sales; and (ix) restrictions on incurrence of additional indebtedness. Among other things, such covenants may limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

      As result of applying purchase accounting at the Acquisition Date, costs in excess of amounts allocable to identifiable assets was determined to be an amount greater than contemplated under the debt covenants which were negotiated prior to the determination of such amounts. As a result, as of the Acquisition Date and subsequent thereto, the Company was in violation of the tangible net worth and debt to tangible net worth covenants and certain minimum available liquidity covenants from February 21, 1996 through March 14, 1996. In response, the Company and the lenders agreed to a waiver of the violations and a modification of the debt covenants, and on March 15, 1996, DMB invested $10,000,000 in the Company in exchange for a 14.5% Series D Subordinated Notes. In addition, at September 30, 1996, the Company was in violation of the tangible net worth, debt to tangible net worth, cumulative net cash flow to debt service and EBITDA to interest paid covenants. On December 23, 1996, waivers of the covenant violations were obtained.

      The Transoccidental Note represents a mortgage note related to a development in Phoenix. Such note bears interest at 10.25% due quarterly plus a profit participation based upon revenues in excess of defined costs and is due through 2002.

      Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding, collateralized primarily by land held for development. The notes bear interest at rates ranging from 9.5% to 15% and are due at various dates through 2001.

      Senior Unsecured Notes - On the Acquisition Date, the Company issued Series A Senior Notes in a principal amount of $60,000,000 and Series B Senior Notes in a principal amount of $10,000,000 (collectively, the "Senior Notes"). Interest on the Senior Notes accrues at a rate of 12.5% per annum, commencing September 1, 1995, and is payable semi-annually beginning May 1, 1996. The Senior Notes mature on May 1, 2000. The Series B Senior Notes further require prepayments from the proceeds of certain asset sales in excess of $10,000,000, subject to certain limitations related to the Company's construction and acquisition and development financing. The Senior Notes contain numerous covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

      Subordinated Notes - At September 30, 1996 subordinated notes consist of the following:


                                                                 (In thousands)

        Series C Subordinated Notes                                $  35,000
        Series D Subordinated Notes                                   10,000
        Interest to be paid-in-kind                                    5,262
                                                                   ---------
        Total                                                      $  50,262
                                                                   =========

      On the Acquisition Date, the Company issued Series C Subordinated Notes in a principal amount of $35,000,000. Interest on the Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually beginning November 1, 1996. The Series C Subordinated Notes mature November 1, 2000. The payment of interest in cash on the Series C Subordinated Notes is restricted by certain limitations related to the Company's construction and acquisition and development financing. The November 1, 1996 payment of interest was paid in-kind in additional Series C Subordinated Notes.

      On March 15, 1996, DMB invested $10,000,000 in the Company in exchange for a $10,000,000 principal amount Series D Subordinated Notes. The terms for the Series D Subordinated Notes are identical to the terms for the Series C Subordinated Notes discussed above, except that payments on the Series D Subordinated Notes are subordinate to payments on the Series C Subordinated Notes. The November 1, 1996 payment of interest was paid in-kind in additional Series D Subordinated Notes.

      The mortgage line of credit ("MLC") consists of a $10,000,000 revolving credit facility ($6,299,000 outstanding at September 30, 1996) with interest at prime (8.25% at September 30, 1996) plus .25%. The MLC is secured by residential mortgages receivable originated in the closing of the Company's residential home sales and matures on August 31, 1997. In December 1996, the Company entered into a joint venture agreement with Norwest Mortgage whereby the joint venture will provide mortgage services to the Company's home buyers. The joint venture is expected to be operational by February 1997. Collateralized mortgage obligations ("CMOs") are collateralized by mortgage-backed securities issued by FNMA, GNMA and FHLMC and residential mortgages receivable. During fiscal 1996, the Company sold its remaining interests in the CMOs for a loss of approximately $200,000.

      Debt maturities for the five years ending September 30 are as follows:


                                                        (In thousands)

         1997                                            $    71,019
         1998                                                  3,178
         1999                                                    276
         2000                                                 70,276
         2001                                                 50,848
         Thereafter                                            4,026
                                                          ----------

         Total                                            $  199,623
                                                          ==========


5.    ASSET IMPAIRMENT

      1996 - At September 30, 1996, the Company concluded that, on the basis of 1996 operating losses and projected 1997 operating losses, its long-term assets may not be recoverable. In accordance with SFAS No. 121, the Company tested its long-term assets currently held, including allocated goodwill, for recoverability and determined that an impairment loss of $42,815,000 should be recognized. The impairment loss is comprised of $3,527,000 and $4,151,000 applicable to land inventory and land held for sale, respectively, located in Phoenix and Northern California and $35,137,000 applicable to goodwill. Therefore, the goodwill balance of $38,682,000 (net of accumulated amortization of $1,354,000) was written down to $3,545,000 at September 30, 1996. Fair value of land inventory was determined based upon an evaluation of comparable market prices and the present value of estimated realizable values of such property. Fair value of property held for sale was based upon estimated sales prices less selling costs and the fair value of mortgage assets was estimated to be net carrying values.

      1995 and 1994 - In an effort to improve its liquidity, the Predecessor Company announced in the second quarter of fiscal 1995 its intention to actively market its Southeast homebuilding operations which had been under-performing in relation to management's expectations. In connection with the Bankruptcy Proceedings, in May 1995, the Predecessor Company also identified two residential projects in California and certain commercial and mixed-use real estate parcels in Arizona to actively market for sale. As a result of these decisions, in 1995 the Predecessor Company wrote down the carrying amounts of the projects and parcels referred to above to the amounts expected to be realized from their immediate sale, reduced for costs to be incurred prior to and in connection with such sales. The write-downs included the immediate amortization of all deferred costs associated with the Predecessor Company's Southeast operations. In addition, based on new information, the Predecessor Company revised downward its estimate of proceeds to be received from certain parcels identified for sale in the year ended September 30, 1994, based on efforts to accelerate the sale of those parcels. The total charge to operations in the year ended September 30, 1995 resulting from such write-downs was $67,177,000. In 1994, the Predecessor Company elected to market for sale certain non-residential properties which had previously been held for future development in the normal course of business. As a result, the Predecessor Company wrote down the properties to their net realizable value and recorded losses of $17,099,000 and an additional $6,974,000 on investments in partnerships.

6.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company enters into certain contracts and commitments for real estate development and construction. Certain of these contracts relate to options to purchase land under which the Company would lose or abandon assets if such options were not exercised.

      The Company is obligated under various operating leases through 2007. Total rental expense under such operating leases was $1,200,000, $1,200,000 and $1,400,000 in fiscal 1996, 1995 and 1994, respectively.
      Included in rental expense in fiscal 1996, 1995 and 1994 is $593,000, $551,000 and $658,000, respectively, paid to entities among whose principals were certain former officers of the Company.

      Aggregate minimum rentals under noncancellable operating leases for the next five years ending September 30 are as follows:


                                                            (In thousands)

               1997                                           $  1,006
               1998                                                959
               1999                                                861
               2000                                                627
               2001                                                550


      During 1995, three lawsuits were filed against certain former officers and directors of the Predecessor Company alleging violation of securities laws, fraud and negligence. These former directors and officers may be entitled to indemnification by the Company. A settlement has been proposed, which has received preliminary approval from the Arizona Superior Court, under which the Company is obligated for the $1,500,000 deductible under its directors and officers policies. Such amount was paid in December 1995. In addition, the Company paid $250,000 on behalf of DMB. The Company does not believe that any other obligations to officers and directors under its bylaws will exceed its coverage under its officers and directors insurance policies.

      The Company is a defendant in several lawsuits that arise from or are related to the conduct of the Company's business. The Company does not believe that the ultimate resolution of these cases will materially effect the financial position, results of operations or cash flows of the Company.

      Minority interest at September 30, 1996 includes $1,270,000 that will be payable to the Predecessor Company's former chairman in connection with the acquisition of his 1% profit interest in a fully consolidated joint venture.

7.    RELATED PARTIES

      As explained in Note 2, on November 14, 1995 DMB acquired 1,000 shares (100%) of the Company's common stock. At that time DMB issued a purchase option to AEW to acquire 500 of such shares. On May 6, 1996, AEW exercised its option and acquired 500 shares of common stock. As a result, the Company is now 50% owned by DMB and 50% owned by AEW. Transactions between DMB and AEW and the Company during 1996 are as follows:

      1. Prior to its acquisition by DMB, the Company had option agreements with DMB under which the Company acquires lots in certain of its subdivisions. During 1996, the Company paid DMB $9,780,000 under such options. Further, DMB paid the Company $2,727,400 during fiscal 1996 for infrastructure and other work on property subject to option agreements. The Company believes that lot prices under these agreements approximated fair value at the date the agreements were entered into.

      2. During fiscal 1996 and on November 7, 1996, a partnership between DMB and AEW ("DMB/AEW Partnership") acquired approximately $28,607,000 and $25,519,000, respectively, of land at the Company's cost, which is believed to approximate the fair value of such land. The Company continues to market the land purchased by the DMB/AEW Partnership in exchange for a $150,000 management fee and commissions. To the extent the cash proceeds from the sale of the property to a third party exceeds certain thresholds, the Company will participate in excess profits. Additionally, the Company will receive additional proceeds from a parcel of such land if certain lot zoning changes can be obtained.

      3. At September 30, 1996 AEW and DMB each owned $15,000,000 and $5,000,000 principal amount of the Series C and Series D Subordinated Notes, respectively. Interest expense of $4,628,000 on the Subordinated Notes held by AEW and DMB was recorded in fiscal 1996. Subsequent to September 30, 1996, DMB acquired an additional $2,000,000 principal amount of Series C Subordinated Notes.

      4. An affiliate of DMB and AEW owns 25% of Westbrook Village Venture one of the Company's Arizona retirement operations.

      Other - At September 30, 1994, the Predecessor Company was owed $4,400,000 by UDC Key Employee Investment Limited Partnership ("UDC KEILP"). The funds were advanced by the Predecessor Company and used by UDC KEILP to make principal and interest payments on bank debt incurred to purchase shares of the Predecessor Company's Common Stock in 1988 from the Predecessor Company's former Chairman. The shares were held by UDC KEILP as an incentive for certain executive officers of the Company, the limited partners of UDC KEILP, to remain in the employ of the Predecessor Company. The advances were to be repaid from the proceeds to be received from the eventual sale of the shares of Common Stock, after repayment of the bank debt for which such shares served as collateral. As a result of the significant decline in the market price of the Predecessor Company's Common Stock in 1994, the Predecessor Company recorded a reserve of approximately $4,600,000 in 1994 to reduce the carrying amount of its receivable from UDC KEILP to the amount the Predecessor Company believed would be due the bank if the shares were sold at then-current prices and used to partially repay debt of UDC KEILP which was guaranteed by the Predecessor Company. In 1995, as a result of the Predecessor Company's Chapter 11 filing and imminent cancellation of its Common Stock without payment of any consideration, the Predecessor Company recorded an additional reserve of approximately $838,000. The amounts are included in other expenses in the accompanying consolidated statements of operations. As part of the Plan, the Predecessor Company repaid the bank debt of UDC KEILP.

8.    RECEIVABLES

      Receivables consist of the following at September 30:


                                                                1996    1995
                                                              -------  -------
                                                               (In thousands)

        Notes receivable - employees                          $ --     $  584
        Notes receivable - other                                 940      727
        Escrow funds due from home sales                          45    2,882
                                                              ------   ------

        Total                                                 $  985   $4,193
                                                              ======   ======


9.    PROPERTY AND EQUIPMENT

      Property and equipment are as follows at September 30:


                                                              1996     1995
                                                            -------   -------
                                                              (In thousands)

        Model furnishings and sales offices                 $ 8,521   $15,064
        Golf courses                                          3,823        30
        Office furniture and equipment                          907     3,893
        Sewer plant                                           2,930     3,036
        Other                                                    29       386
                                                            -------   -------

        Total                                                16,210    22,409
        Less accumulated depreciation                         2,994    11,123
                                                            -------   -------

        Property and equipment - net                        $13,216   $11,286
                                                            =======   =======


10.   ACCURED LIABILITIES AND EXPENSES

      Accrued liabilities and expenses consist of the following at September 30:


                                                              1996      1995
                                                            --------  --------
                                                               (In thousands)

        Accrued compensation                                $  6,531   $ 1,231
        Accrued warranty                                       6,507     1,984
        Restructuring reserves                                 6,050       --
        Other                                                  4,536     4,442
                                                            --------   -------

        Total                                               $23,624    $ 7,657
                                                            =======    =======

      At September 30, 1996 accrued compensation includes severance accruals and restructuring reserves include fees from the bankruptcy proceedings and costs to exit the southeast market.

11.   INCOME TAXES

      The components of deferred taxes are as follows at September 30:

                                                                             1996        1995
                                                                           ---------------------
                                                                               (In thousands)

        Differences between financial reporting and tax basis of housing
          and land inventories                                             $ 39,797    $ 24,797

        Differences between financial reporting and tax basis in
          affiliated land bank partnerships                                   6,315      13,774

        Net operating loss carryforward                                      32,991      24,004

        Other - net                                                           7,453       2,836
                                                                           --------    --------

        Total                                                                86,556      65,411
        Valuation allowance                                                 (86,556)    (65,411)
                                                                           --------    --------

        Total deferred taxes                                               $   --      $   --
                                                                           ========    ========

      During 1995, the Predecessor Company increased its valuation allowance to reduce the balance of its net deferred tax asset to zero, in recognition of the uncertainties surrounding its restructuring and statutory limitations which may affect the Company's ability to utilize its net operating losses and built-in losses resulting from the change in control which took place upon DMB's acquisition of the Company on November 14, 1995.

      The acquisition of the Company by DMB on November 14, 1995 constitutes a change in control for income tax purposes. The Company will be limited in the utilization of its net operating loss carryovers and net built-in losses that existed at the time of the change in control. The limitation on utilization is approximately $4.5 million per year. The carryovers and the net built-in losses subject to the limitation are approximately $162 million.

      The Company has approximately $83 million of net operating loss carryovers at September 30, 1996 (including approximately $30 million subject to the limitation described above).

      The following table summarizes the approximate carryovers and built-in losses, and their expiration dates:


                                                                        Year of
                                                       (In thousands) Expiration

         Pre-change net operating loss                    $ 30,000   2007 - 2011
         Post-change net operating loss                   $ 53,000       2011
         Net built-in loss                                $132,000   2011 - 2015

      The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended September 30:

                                                              1996        1995        1994
                                                            --------   ---------    ---------
                                                                     (In thousands)
       Computed income tax benefit at statutory rate        $(12,692)   $(36,705)   $ (6,590)
       State income tax benefit                               (1,741)     (6,369)     (1,144)
       Fresh start accounting adjustment and
         reorganization costs                                (14,437)       --          --
       Goodwill amortization and write-off                     4,873        --          --
       Other                                                   2,852        --          --
       Increase in deferred tax asset valuation allowance     21,145      69,893      11,134
                                                            --------    --------    --------

       Total taxes                                          $   --      $ 26,819    $  3,400
                                                            ========    ========    ========

12.   HOUSING INTEREST

      Property taxes and housing interest incurred are capitalized and expensed through cost of housing sales, as they relate to housing and land inventories. The components of housing interest are as follows for the years ended September 30:

                                                   The
                                                 Company           Predecessor Company
                                                --------- ----------------------------------
                                                   1996        1996       1995       1994
                                                --------- ----------- ----------- -----------
                                                                (In thousands)
         Interest costs incurred                $ 27,856    $  3,179    $ 34,041    $ 36,335
         Less interest capitalized                (9,845)     (2,473)    (26,846)    (36,335)
                                                --------    --------    --------    --------

         Interest expensed                      $ 18,011    $    706    $  7,195    $   --
                                                ========    ========    ========    ========

         Amortization of capitalized interest
           included in cost of sales            $  5,461    $  1,117    $ 28,550    $ 28,371
                                                ========    ========    ========    ========

         Interest income                        $  1,124    $    138    $  1,034    $    983
                                                ========    ========    ========    ========

      As of the Acquisition Date, the Company changed its method of applying the principles of SFAS No. 34, Capitalization of Interest Cost, in order to better match the capitalization of interest with actual construction and development efforts as defined by SFAS No. 34. In connection with such change, the Company also significantly narrowed its definition of housing under construction and land under development to exclude land undergoing only periodic entitlement efforts, the effect of which is to decrease the amount of interest capitalized and ultimately charged to expense through cost of sales, and increase interest expense in the period incurred.

      As discussed in Note 2, interest on pre-petition, unsecured debt was suspended subsequent to the commencement of the Bankruptcy Proceedings. Had the accrual of interest not been suspended, interest incurred and interest expense for the year ended September 30, 1995 would have increased by approximately $9,200,000 and $1,000,000, respectively.

13.   EMPLOYEE BENEFIT PLANS

      On November 14, 1995, upon the Company's acquisition by DMB, holders of options to purchase the Predecessor Company's Common Stock did not receive any consideration for their claims or interests and their options were canceled.

      Employees Savings and Investment Plan - Substantially all employees of the Company are eligible to participate in an employee savings and investment plan which, pursuant to Section 401(k) of the Internal Revenue Code, permits deferral of a portion of their income into trusteed investments in third-party managed investment funds. Matching contributions from the Company to the plan amounted to approximately $285,000, $284,000 and $335,000 in the years ended September 30, 1996, 1995 and 1994, respectively.

      Profit Sharing Plan - All full-time employees of the Company are eligible to participate in a qualified trusteed profit sharing plan. Contributions to the plan, which are related to the prior year, are made at the discretion of the Company's board of directors and amounted to $0, $227,000 and $300,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Effective January 1, 1997, this plan will be consolidated with the Employees Savings and Investment Plan.

14.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The unaudited quarterly results of operations are as follows for the years ended September 30, 1996 and 1995:

                                                            December 31,           March 31,       June 30,   September 30,
                                                    --------------------------   -----------     ----------   -------------
                                                                                  (In thousands)

       Year ended September 30, 1996:
           Housing sales                             $ 29,624       $   50,358   $   81,845       $ 116,148    $ 139,104
           Gross margin                                 2,354            2,914        8,229          13,410       22,276
           Net loss before extraordinary items        (10,241)          (4,991)      (6,498)         (2,671)     (48,057)
           Net income (loss)                           25,954 (1)       (4,991)      (6,498)         (2,671)     (48,057)(2)

                                                                                  Predecessor Company
                                                                 -----------------------------------------------------------
                                                                                     Quarter Ended
                                                                 -----------------------------------------------------------
                                                                  December 31,    March 31,       June 30,     September 30,
                                                                 -------------   -----------     ----------    -------------
                                                                                (In thousands)

       Year ended September 30, 1995:
           Housing sales                                             $ 112,394   $   98,874      $  111,984       $ 121,563
           Gross margin                                                 14,378        9,397           8,153           8,879
           Net loss                                                       (129)     (94,659)(3)     (13,034)        (26,952)

     (1) Includes gain of $50,264 arising from gain on debt discharge and a charge of $14,069 due to fresh start reporting adjustments (Note 2).


     (2)  Includes charge of $42,815 from asset impairment (Note 5).

     (3) See Note 11 for an explanation of a write-off of the Company's net deferred tax asset.

                                   * * * * * *

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         On September 3, 1996, the Company dismissed its former independent accountants, Arthur Andersen LLP ("Andersen") and engaged Deloitte & Touche LLP, as independent accountants.

         The reports of Andersen on the financial statements of the Company for fiscal 1995 and fiscal 1994 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles except for the report dated October 20, 1995 related to the audit of the Company's August 31, 1995 consolidated balance sheet. The balance sheet was prepared assuming that the Company would continue as a going concern. The appropriateness of using the going concern basis was dependent upon, among other things, consummation of the plan of reorganization as confirmed by the Bankruptcy Court, success of future operations and the Company's ability to meet its obligations as they became due. The report of Andersen stated there was uncertainty with respect to certain litigation claims and the appropriateness of using the going concern assumption because of factors which raised substantial doubt about the ability of the Company to continue as a going concern.

         During fiscal 1995 and fiscal 1994 and each subsequent interim period preceding the dismissal, the Company believes there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not satisfactorily resolved, would have caused them to make reference in connection with their reports to the subject matter of the disagreements. Andersen has informed the Company that the following two items, in Andersen's opinion, did constitute disagreements:

      With respect to a contingent interest arrangement for one of the Company's debt instruments, the Company inquired whether such contingent interest could be recorded when due. Andersen believed that the contingent interest should be recorded as each house was sold on an estimated basis. This issue was resolved through the recording by the Company of an approximately $1 million adjustment in connection with fiscal year ended September 30, 1995, for which Form 10-K was filed on December 28, 1995. Neither the Company's Audit Committee nor its Board of Directors discussed this matter with Andersen.

      In connection with the Company's bankruptcy proceeding, the Company inquired whether it would be able to continue to carry on its balance sheet the deferred tax assets of approximately $26.9 million as a result of likely debt forgiveness and related income under the reorganization plan then being formulated. Andersen could find no support for continuing to carry this asset. Andersen and the Company's Board of Directors agreed to increase the valuation allowance to reduce the balance of the net deferred tax asset to zero at March 31, 1995.

         The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company. The Company's Board of Directors approved the decision to change independent accountants.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         Directors of the Company hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any directors or officers of the Company.

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of December 27, 1996. A summary of the background and experience of each of these individuals is set forth after the table.

Name                         Age          Position(s) with Company
----                         ---          ------------------------

Garth R. Wieger              38           Chief Executive Officer, President and
                                          Director
Dean Bloxom                  35           President UDC Mortgage
Kenda B. Gonzales            39           Senior Executive Vice President and
                                          Chief Financial Officer
James J. Grogan              42           Senior Executive Vice President
Jay D. Johnson               37           Executive Vice President and Chief
                                          Information Officer
Drew M. Brown                47           Director, Chairman
Joseph F. Azrack             49           Director
Bennett Dorrance             50           Director
Gadi Kaufmann                41           Director
James L. McCabe              53           Director
Thomas H. Nolan, Jr.         39           Director
Mark Sklar                   48           Director

         Mr. Wieger has been President and Chief Executive Officer of the Company since May 1996. Prior to joining the Company, Mr. Wieger was the President of the Arizona Division of Shea Homes from 1991. Prior to 1991, Mr. Wieger was employed by Continental Homes Holding Corp. as Vice President of Land Acquisition and Development.

         Mr. Bloxom has been President of UDC Mortgage since August 1996. Prior to joining UDC Mortgage, Mr. Bloxom was Regional Builder Sales Manager for Directors/Norwest Mortgage for more than five years. His responsibilities included managing production of mortgage products for homebuilders.

         Ms. Gonzales has been Senior Executive Vice President and Chief Financial Officer of the Company since July 1996. Prior to joining the Company, Ms. Gonzales served as Senior Vice President and Chief Financial Officer of Continental Homes Holding Corp. for 11 years.

         Mr. Grogan has been Senior Executive Vice President of the Company since July 1996. Prior to joining the Company, Mr. Grogan was the Managing Attorney of Gallagher & Kennedy, a Phoenix, Arizona law firm, for more than five years.

         Mr. Johnson has been Executive Vice President and Chief Information Officer of the Company since June 1996. Prior to joining the Company, Mr. Johnson worked for 12 years in the quick service restaurant business with 10 years at Taco Bell and most recently two years at Arby's Inc. Mr. Johnson served in a variety of positions within these organizations.

         Mr. Brown has been a Director since November 1995. Since 1984, Mr. Brown has served as President of DMB Associates, an investment and real estate development company. Mr. Brown also serves as a director of Bank One, Arizona, N.A. and Royal Grip, Inc., a manufacturer of golf grips and accessories.

         Mr. Azrack has been a Director since June 1996. Mr. Azrack is the President and Chief Executive Officer of AEW, a real estate investment and asset management company for institutional investors. He joined AEW in 1983 and has over twenty years of experience in the real estate investment industry. Mr. Azrack also serves as a director of Evans Withycombe Residential, Inc., a multi-family housing real estate investment trust.

         Mr. Dorrance has been a Director since November 1995. Mr. Dorrance has been a private investor and Chairman and Managing Director of DMB Associates, an investment and real estate development company, for more than five years. Mr. Dorrance also has served as the Vice Chairman of Campbell Soup Company since November 1993 and serves as a director of Banc One Corporation.

         Mr. Kaufmann has been a Director since November 1995. He is the Managing Director of Robert Charles Lesser & Co., a California-based real estate advisory firm, having joined that firm in 1979.

         Mr. McCabe has been a Director since November 1995. Mr. McCabe has been the President of McCabe Capital Managers, a registered advisory firm, since 1982.

         Mr. Nolan has been a Director since June 1996. Mr. Nolan is a Director of Portfolio Management for AEW. He joined AEW in 1984 and has responsibility for AEW's high-yield equity investment portfolios.

         Mr. Sklar has been a Director since January 1996. Mr. Sklar has been a Managing Director of DMB Associates, an investment and real estate development company, for more than five years.

Board Meetings and Committees

         Regular meetings of the Board of Directors of the Company are conducted quarterly. From time to time special meetings of the Board of Directors are conducted as required. The Board of Directors has established an Audit Committee and a Compensation Committee.

         The Audit Committee is composed of Messrs. Kaufmann, Nolan and McCabe. The

Compensation Committee is composed of Messrs. Azrack and Dorrance.

         Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attendance at Board and committee meetings. No compensation is currently paid to directors for their service; the Board is considering establishing compensation to be paid to the non-employee members of the Board.

Item 11.  Executive Compensation
--------  ----------------------

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended September 30, 1996, 1995 and 1994, of the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (collectively, the "Named Officers"), and for the Company's former Chief Executive Officer.

                                                                             SUMMARY COMPENSATION TABLE
                                    ------------------------------------------------------------------------------------------
Name and Principal Position                                                                Other Annual         All Other
                                          Year            Salary            Bonus         Compensation(1)     Compensation
                                    ------------------------------------------------------------------------------------------
Garth R. Wieger                           1996            117,000          283,000              --                 --
  Chief Executive Officer and             1995              --                --                --                 --
  President(2)                            1994              --                --                --                 --

Dean Bloxom                               1996            23,942            23,000              --                 --
  President UDC Mortgage(3)               1995              --                --                --                 --
                                          1994              --                --                --                 --

Kenda B. Gonzales                         1996            40,497           130,000              --                 --
  Senior Executive Vice President         1995              --                --                --                 --
  and Chief Financial Officer(4)          1994              --                --                --                 --

James J. Grogan                           1996            39,151            75,000              --                 --
  Senior Executive Vice                   1995              --                --                --                 --
  President(5)                            1994              --                --                --                 --

Jay D. Johnson                            1996            47,335            33,000              --                 --
  Executive Vice President and            1995              --                --                --                 --
  Chief Information Officer (6)           1994              --                --                --                 --

Richard C. Kraemer                        1996            314,723          292,206          269,103(7)             --
  Chief Executive Officer and             1995            570,194             --            283,209(8)             --
  President(9)                            1994            522,635             --            279,840(10)            --

(1) Other annual compensation is not included in the table for any Named Officer for any year in which the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for that year as reported herein.

(2) Mr. Wieger has served as Chief Executive Officer and President of the Company since May 1996; he did not serve in any other capacity for the Company prior to such date.

(3) Mr. Bloxom has served as President of UDC Mortgage since August 1996; he did not serve in any other capacity for the Company prior to such date.

(4) Ms. Gonzales has served as Senior Executive Vice President and Chief Financial Officer of the Company since July 1996; she did not serve in any other capacity for the Company prior to such date.

(5) Mr. Grogan has served as Senior Executive Vice President of the Company since July 1996; he did not serve in any other capacity for the Company prior to such date.

(6)      Mr.   Johnson  has  served  as  Executive   Vice  President  and  Chief
         Information Officer of the Company since June 1996; he did not serve in any other capacity for the Company prior to such date.

(7) Includes a $3,750 car allowance, a $4,515 Company contribution to the Savings and Investment Plan, a $644 Company contribution to the Profit Sharing Plan, $25,504 of reimbursements for financial planning, life insurance and automobile expenses, $174,690 of forgiveness of indebtedness and $60,000 in severance payments. See "Executive
         Compensation - Employment Contracts, Termination of Employment and Change-in Control Agreements."

(8) Includes a $4,200 car allowance, a $4,620 Company contribution to the Savings and Investment Plan, a $3,199 Company contribution to the Profit Sharing Plan, $38,590 of reimbursement for financial planning, life insurance and automobile expenses, and $232,600 of forgiveness of indebtedness. See "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Agreements."

(9) Mr. Kraemer served as Chief Executive Officer and President of the Company from October 1985 to March 1996. He is no longer employed by the Company.

(10) Includes a $4,200 car allowance, a $4,500 Company contribution to the Savings and Investment Plan, a $5,632 Company contribution to the Profit Sharing Plan, $32,908 of reimbursement for financial planning, life insurance and automobile expenses, and $232,600 of forgiveness of indebtedness. See "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Agreements."

Employment Contracts, Termination of Employment and Change-in-Control Agreements

         The Company has no employment agreements or agreements with respect to "change in control" of the Company with any of the Named Officers who are currently officers of the Company.

         The Company and Mr. Kraemer entered into a written employment agreement (the "Kraemer Employment Agreement") effective November 14, 1995 which continued Mr. Kraemer's employment with the Company. The term of the Kraemer Employment Agreement was three years with automatic one year extensions unless terminated.

         Mr. Kraemer's base salary under the Kraemer Employment Agreement was $350,000, and the Company agreed to pay Mr. Kraemer an automobile allowance of not less than $500 per month and automobile expenses; pay the premiums on certain life insurance policies; and reimburse certain professional fees in an amount of up to $20,000 per year.

         In addition, the Company agreed to adopt an annual incentive bonus plan for Mr. Kraemer based upon the Company's financial performance for each fiscal year, pursuant to which Mr. Kraemer could achieve a bonus of up to 150% of his base salary. The Company also agreed to adopt a long-term incentive compensation plan pursuant to which executive officers of the Company (including Mr. Kraemer) had the opportunity to earn additional cash compensation and/or equity participation in the Company based on the extent to which the internal rate of return earned by the Company's stockholders on their total capital investment over a specified period commencing on November 14, 1995 exceeded 12% per annum. The aggregate bonus could have been up to 15% of the Company's total profit in excess of such base return. Mr. Kraemer was entitled to receive 50% of all bonuses awarded under the long-term incentive plan.

         If Mr. Kraemer's employment terminated for any reason other than death, the Company agreed to pay to Mr. Kraemer a lump sum amount equal to 200% of the sum of (i) the base salary in effect on the termination date plus (ii) an agreed annual bonus under his annual incentive plan for the fiscal year which included the termination date equal to 100% of such base salary. In the event of termination because of Mr. Kraemer's disability, this severance payment would be reduced by any amount payable to Mr. Kraemer under disability insurance policies maintained by the Company for him.

         The Kraemer Employment Agreement continued the Company's obligation under a previous agreement to pay to Mr. Kraemer a "Stay-on Bonus" of 50% of his base salary following substantial consummation of the reorganization Plan. Accordingly, the Company paid Mr. Kraemer a "Stay-on Bonus" of $292,206 in December 1995.

         Pursuant to a prior employment agreement with Mr. Kraemer, the Company made a revolving loan (the "Kraemer Loan") to Mr. Kraemer in the amount of $2,010,000 with annual interest at the rate of 8.57% on the unpaid balance. Since October 1, 1994, the largest amount of the Kraemer Loan outstanding was $657,235. The principal of the Kraemer Loan was due December 31, 1996, but was reduced by $637.26 per day (and included as compensation) for each day after January 1, 1991 on which Mr. Kraemer remained employed with the Company. If there were not sufficient amounts due to the Company to accommodate such daily reduction, such amounts were to be paid to Mr. Kraemer. The terms of the loan were revised on May 1, 1995, and a new promissory note (the "New Kraemer Note") in the principal amount of $561,258.37 was issued by Mr. Kraemer to evidence the loan as revised. The New Kraemer Note required that interest on the New Kraemer Note continue at an annual rate of 8.57%; the principal maturity was extended to April 30, 1998, with principal reductions continuing at $637.26 for each day on which Mr. Kraemer remained in the employ of the Company. The New Kraemer Note provides that Mr. Kraemer shall not be personally liable for any amounts due thereunder unless Mr. Kraemer's employment is terminated by Mr. Kraemer for any reason other than Good Reason (as defined in the prior employment agreement) or by the Company for Misconduct (as defined in the prior employment agreement). Mr. Kraemer's employment agreement was terminated in March 1996 and the Company paid Mr. Kraemer $60,000 in severance payments and forgave indebtedness of $174,690 in connection therewith in fiscal 1996. Mr. Kraemer will receive an additional $1,340,000 in severance payments and $315,408 of debt forgiveness in fiscal 1997 such amounts were included in the accruals established at the Acquisition Date.

         Other Severance Agreements - In contemplation of the Company's negotiations to sell all or a portion of the Company, in addition to the agreements with Mr. Kraemer, the Company entered into severance agreements (the "Severance Agreements") with certain individuals, including executive officers, whose continued employment management believed was important to the Company's continued operations. Under the Severance Agreements (and the agreements with Mr. Kraemer discussed above), the Company would have been required to pay aggregate severance benefits of approximately $7 million if all employees who had Severance Agreements terminated employment for any reason (other than death) within six months following a change in control.

         Pursuant to the terms of the Stock Purchase Agreement with DMB, the severance agreements were amended (as amended, the "Amended Severance Agreements"). The Amended Severance Agreements generally provide to the employees the benefits described below in the case of a termination of employment (a) on the part of the Company for reason other than Cause (as defined in the agreement) and (b) on the part of the employee for voluntary termination of employment for Good Reason (as defined in the agreement), for a one year period after a Change in Control (as defined in the agreement), or, under certain circumstances, if the employee has been terminated by the Company within six months prior to a Change in Control. A Change in Control includes, among other things, the commencement of a bankruptcy proceeding followed by the confirmation and substantial consummation of a plan of reorganization (which occurred on November 14, 1995).

         Upon satisfaction of the conditions specified above, the employee was entitled to receive from the Company in a single payment an amount equal to such employee's annual base salary in effect at termination plus a target bonus ranging from 10% to 25% of the employee's base salary. The aggregate amount of such payments would be the same under the Amended Severance Agreements as under the Prior Severance Agreements. The amount of any other severance payment actually paid to any employee under any separate agreement between such employee and the Company would be deducted from the Company's payment under the Amended Severance Agreements. The Amended Severance Agreements also required that regular employee insurance benefits continue to be provided for a period of one year.

         If any severance payments are made, a portion of such payments may constitute an "excess parachute payment," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and would not be deductible by the Company for federal income tax purposes.

         The Amended Severance Agreements also provided for "Stay-On Bonuses" for each of the employee parties who continued his or her employment through the substantial Consummation of the Plan. The amount of the Stay-On Bonuses is generally 25% of the employee's base salary, with one employee entitled to 41% of the employee's base salary. The Company has paid an aggregate of $1,068,126 in Stay-On Bonuses to date (including the Stay-On Bonus paid to Mr. Kraemer).

Board Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors was established on June 6, 1996. The Compensation Committee did not function with respect to compensation matters for fiscal 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The following table sets forth certain information regarding the Company's outstanding shares of Common Stock beneficially owned as of December 27, 1996 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Officer, and (iv) directors and executive officers of the Company as a group.

                                                               Amount and
                                                               Nature of
Name and Address of 5% Stockholders,                           Beneficial
Names of Directors and Officers (1)                           Ownership(2)     Percentage(2)
-----------------------------------                           ------------     -------------
DMB Residential L.L.C.                                            500               50%
   4201 North 24th Street, Suite 120
   Phoenix, Arizona  85016

AEW Partners, L.P.                                                500               50
   225 Franklin Street
   Boston, Massachusetts  02110

Garth R. Wieger                                                    0                 0

Dean Bloxon                                                        0                 0

Kenda B. Gonzales                                                  0                 0

James J. Grogan                                                    0                 0

Jay D. Johnson                                                     0                 0

Drew M. Brown                                                     500(3)            50

Joseph F. Azrack                                                   0                 0

Bennett Dorrance                                                  500(3)            50

Gadi Kaufmann                                                      0                 0

James L. McCabe                                                    0                 0

Thomas H. Nolan, Jr.                                               0                 0

Mark Sklar                                                        500(3)            50

Richard C. Kraemer                                                 0                 0

All directors and executive officers as a group (12 persons)      500               50

(1) Except as set forth below, the address for each beneficial owner is c/o UDC Homes, Inc., 4812 South Mill Avenue, Tempe, Arizona 85282.

(2) Unless otherwise indicated, all parties have both exclusive voting and investing power or hold shares in joint tenancy with their spouses.

(3) Includes 500 shares of Common Stock owned by DMB, of which Messrs. Brown and Sklar and a company controlled by Mr. Dorrance and trusts for the benefit of his children are members.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         During fiscal 1995, but prior to the acquisition by DMB of all of the Company's Common Stock, the Company sold land containing 188 lots to DMB LP, an affiliate of DMB, and in connection therewith acquired options from DMB LP to repurchase the 188 lots. The purchase price for the property paid by DMB LP to the Company was $1,880,139. The Company paid no independent consideration for the option rights as the appraised value of the property exceeded the purchase price paid by DMB LP. During fiscal 1996, the Company acquired from DMB LP 234 lots pursuant to option rights for an aggregate amount of $9,780,000. Further, DMB paid the Company $2,727,400 during fiscal 1996 for infrastructure and other work on property subject to option agreements. These option agreements were entered into before DMB purchased the Company's Common Stock and at a time when no DMB associate was on the Board of Directors. The Company believes that the terms of these option agreements were determined by arm's length negotiations.

         During fiscal 1996 and on November 7, 1996, a partnership between DMB and AEW ("DMB/AEW Partnership") acquired approximately $28,607,000 and $25,519,000, respectively, of land at the Company's cost, which is believed to approximate the fair value of such land based upon appraisals obtained at the Acquisition Date. The Company continues to market the land purchased by the DMB/AEW Partnership in exchange for a $150,000 management fee and commissions. To the extent the cash proceeds from the sale of the property to a third party exceeds certain thresholds, the Company will participate in excess profits. Additionally, the Company will receive additional proceeds from a parcel of such land if certain lot zoning changes can be obtained.

         At September 30, 1996, AEW and DMB each owned $15,000,000 and $5,000,000 principal amount of the Series C and Series D Subordinated Notes, respectively. Interest expense of $4,628,000 on the Subordinated Notes held by AEW and DMB was recorded in fiscal 1996. Subsequent to September 30, 1996, DMB acquired an additional $2,000,000 principal amount of Series C Subordinated Notes.

         An affiliate of DMB and AEW owns 25% of Westbrook Village Venture one of the Company's Arizona retirement operations.

         During fiscal 1996, the Company made payments of $142,000 to Robert Charles Lesser & Co. for strategic planning and market analysis. Mr. Kaufmann, a Director of the Company, is Managing Director of Robert Charles Lesser & Co.

         In 1983, the Company organized Mill & Ellis Office Limited Partnership, an Arizona limited partnership ("Mill & Ellis"), and in 1987 organized ME II Limited Partnership, an Arizona limited partnership ("ME II"), each of which owns one of the Company's two executive office buildings and leases these buildings to the Company. During fiscal 1996, Mr. Kraemer owned 24% of Mill & Ellis and 15% of ME II, and UDC Advisory, having purchased interests previously owned by certain former employees of the Company, owned 25% of ME II. On June

25, 1996, Mr. Kraemer assigned his interest in Mill & Ellis and ME II to the Company. The total equity contributions to these limited partnerships were $261,667. The land and construction costs of the two buildings totaled approximately $2.4 million. In 1993, the Company entered into a lease for one of the buildings for approximately $235,700 per year for 14,518 square feet and a lease initially for approximately $244,000 per year for 14,775 square feet for the second building. Each of these leases contained a five-year lease extension terminating in June 1998.

         In November 1995, in consideration of certain financial accommodations afforded the Company by Bank of America Arizona ("B of A"), the Company and Mill & Ellis agreed in favor of B of A that during the term of the lease, rent payments are payable from the Company to Mill & Ellis in the amount of $241,308 per year (or $20,109 per month) plus all Direct Expenses (as defined) in excess of $58,072 per year (or $4,839 per month). Similarly, the Company and ME II agreed in favor of B of A that during the term of the lease, rent payments are payable from the Company to ME II in the amount of $304,268 per year (or $25,355 per month) plus all Direct Expenses in excess of $59,100 per year (or $4,925 per month). In December 1996, Mill & Ellis and ME II (which the Company controlled) sold these buildings to a third party. The Company will relocate its operations from these buildings in January 1997.

         Mr. Kraemer is an officer, director and a 25% stockholder in a corporation which is a commercial designer and fabricator for trade show exhibits, residential sales offices, custom signage, restaurant interiors and other commercial displays. This company has provided interior design and decorating services to the Company for its model homes, sales offices and master planned community clubhouses. This company charges a design fee and adds a normal and customary commercial markup for furnishings and fixtures that it orders for installation on behalf of its customers. The Company made payments to this company of approximately $96,000 during the fiscal year ended September 30, 1996. The Company believes, based upon its review of alternative suppliers, that these transactions were entered into on a competitive basis.

         Mr. Kraemer is an officer, director and a 33% stockholder in a corporation which provides travel services to the Company consisting primarily of the sale of airline tickets for corporate business travel. The Company made payments to this company of approximately $29,000 during the fiscal year ended September 30, 1996. The Company believes, based upon its review of alternative suppliers, that these transactions were entered into on a competitive basis.

         Considering the relationships between the Company and its affiliates, except as described in the first paragraph of this Item 13, negotiations between and among such persons may be considered not to have been at arm's-length.

                                     PART IV

Item 14.  Exhibits. Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)      The following documents are filed as part of this report:

         1.       Financial   Statements  (See  Index  to  Financial  Statements
                  located in Item 8 of this report);

         2.       Financial   Statement   Schedules   (See  Index  to  Financial
                  Statements located in Item 8 of this report); and

         3.       Exhibits  required  by  Securities  and  Exchange   Commission
                  Regulation S-K, Item 601 are listed below.

Exhibit
Number            Description of Document
------            -----------------------
   (3)
3.1               Restated Certificate of Incorporation
   (3)
3.2               Restated By-Laws
   (3)
4.1               Indenture  dated  as of  November  14,  1995  relating  to the
                  12-1/2% Series A Senior Notes due 2000
   (3)
4.2               Indenture  dated  as of  November  14,  1995  relating  to the
                  12-1/2% Series B Senior Notes due 2000
   (3)
4.3               Indenture  dated  as of  November  14,  1995  relating  to the
                  14-1/2% Series C Subordinated Notes due 2000
   (3)
4.4               Declaration  and  Agreement  of  Trust -- UDC  Homes  Series C
                  Subordinated Note Trust, dated as of November 14, 1995
   (5)
4.6               Form of 14-1/2% Series D Subordinated  Note due 2000 and dated
                  March 15, 1996 and addendum and  amendment  thereto dated July
                  24, 1996
       (3)
10.1(a)           UDC  Master  Revolving  Line of Credit  (Borrowing  Base) Loan
                  Agreement  dated  November 8, 1995 between Bank One,  Arizona,
                  NA, ("BOAZ") Bankers Trust Company  ("Bankers  Trust"),  First
                  Interstate Bank of California ("FICAL") and the Company
       (5)
10.1(b)           Second  Amendment to the UDC Master  Revolving  Line of Credit
                  (Borrowing  Base) Loan  Agreement  dated June 30, 1996 between
                  BOAZ, Bankers Trust,

                  FICAL, The First National Bank of Boston ("BkB"), Wells Fargo Realty Advisors Funding, Incorporated ("Wells Fargo"), Guaranty Federal Bank, F.S.B. ("Guaranty Federal") and the Company

10.1(c) Third Amendment to the UDC Master Revolving Line of Credit (Borrowing Base) Loan Agreement dated December 23, 1996 between BOAZ, Bankers Trust, Wells Fargo Bank, National Association ("WFB") (formerly FICAL), BkB, Wells Fargo, Guaranty Federal and the Company
       (3)
10.2(a)           Third  Restated  Revolving  Line of Credit  Construction  Loan
                  Agreement dated November 6, 1995 among Westbrook Village Venture ("WVV"), the Company and Bank of America Arizona ("BofA")
       (5)
10.2(b) Letter Agreement dated June 14, 1996 modifying the Third Restated Revolving Line of Credit Agreement among WVV, the Company and BofA
       (3)
10.3(a) Third Restated Acquisition and Development Loan Agreement dated November 6, 1995 among WVV, the Company and BofA
       (5)
10.3(b) Letter Agreement dated June 14, 1996 modifying the Third Restated Acquisition and Development Loan Agreement among WVV, the Company and BofA
       (3)
10.4(a) Master Term Loan Agreement dated November 6, 1995 between the Company, Bank of America Illinois and Bank of America National Trust & Savings Association
       (5)
10.4(b) Letter Agreement dated June 14, 1996 modifying the Master Term Loan Agreement between the Company, Bank of America Illinois and Bank of America National Trust & Savings Association
    (3)
10.5 Term Loan Agreement (Terra) dated November 6, 1995 between Terra California Limited Partnership, the Company and Bank of America Illinois
    (4)
10.6 Stockholders Agreement dated May 6, 1996 by and among DMB, Eastrich No. 184, LLC and the Company
    (3)
10.7 Lease Agreement dated December 20, 1983 between Mill & Ellis Office Limited Partnership and the Company, as amended
    (3)
10.8              Mill & Ellis Letter Agreement dated November 6, 1995
    (3)
10.9 Lease Agreement dated August 21, 1987 between ME II Limited Partnership and the Company, as amended

     (3)
10.10             ME II Letter Agreement dated November 6, 1995
     (2)
10.11             Loan  Origination and Lending Services  Agreement  between UDC
                  Mortgage Corporation and the Company
     (1)
10.12             Restatement UDC Savings and Investment Plan, as amended
     (1)
10.13             Employees' Profit Sharing Plan and Trust, as amended
  (6)
16                Arthur Andersen LLP letter dated September 11, 1996

21                Subsidiaries of the Company

27                Financial Data Schedule
    (3)
99.1              Second  Amended  Disclosure  Statement  with Respect to Second
                  Amended Reorganization Plan of UDC Homes, Inc. dated August 3,
                  1995 (including the following exhibits thereto: Second Amended
                  Reorganization  Plan, Stock Purchase Agreement,  and Amendment
                  to Stock Purchase Agreement)
    (3)
99.2              Addendum to Second Amended  Disclosure  Statement with Respect to Second Amended Reorganization Plan of UDC Homes, Inc. dated
                  August 31, 1995  (including  the following  exhibits  thereto:
                  Addendum to Second Amended Plan of  Reorganization  and Second
                  Amendment to Stock Purchase Agreement)


(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994

(2) Incorporated by reference from the Company's Registration Statement on Form S-14 (No. 2-98040) or amendments thereto

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(6) Incorporated by reference from the Company's Report on Form 8-K dated September 3, 1996

All other exhibits are omitted as the information required is inapplicable.

(b) The Company filed a report on Form 8-K dated September 3, 1996 regarding the Company's dismissal of its former independent accountants, Arthur Andersen LLP and the engaging of Deloitte & Touche LLP as independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 27, 1996           UDC HOMES, INC.
                                    By: /s/ Garth R. Wieger
                                      -------------------------------------
                                       Garth R. Wieger, Chief Executive Officer,
                                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Garth R. Wieger                         President, Chief Executive          December 27, 1996
---------------------------                 Officer and Director
Garth R. Wieger                             (Principal Executive Officer)


/s/ Kenda B. Gonzales                       Senior Executive Vice President     December 27, 1996
---------------------------                 and Chief Financial Officer
Kenda B. Gonzales                           (Principal Financial and
                                            Accounting Officer)


/s/ Drew M. Brown                           Director, Chairman                  December 27, 1996
---------------------------
Drew M. Brown

/s/ Joseph F. Azrack                        Director                            December 27, 1996
---------------------------
Joseph F. Azrack

/s/ Bennett Dorrance                        Director                            December 27, 1996
---------------------------
Bennett Dorrance

/s/ Gadi Kaufmann                           Director                            December 27, 1996
---------------------------
Gadi Kaufmann

/s/ James L. McCabe                         Director                            December 27, 1996
---------------------------
James L McCabe

/s/ Thomas H. Nolan, Jr.                    Director                            December 27, 1996
---------------------------
Thomas H. Nolan, Jr.

/s/ Mark Sklar                              Director                            December 27, 1996
---------------------------
Mark Sklar

                                       43