Form 10-Q
period 1996-12-31
UDC HOMES INC
filed 1997-02-14
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1996

[ ]      Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934. For the transition  period from to      to      .
                                                                 ------  ------

                         Commission File Number 1-11416


                                 UDC HOMES, INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                        86-0702254
(State of Incorporation)                   (I.R.S.  Employer Identification No.)

 6710 North Scottsdale Road, Scottsdale, Arizona                        85253
(Current address of principal executive offices)                      (Zip Code)

   Registrant's current telephone number, including area code: (602) 627-3000

4812 S. Mill Avenue, Tempe, Arizona                                      85282
           (Former address of principal executive offices)            (Zip Code)

    Registrant's former telephone number, including area code: (602) 820-4488

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 10, 1997 - Common Stock, $0.01 par value, 1,000 shares.

                        UDC HOMES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets
               At December 31, 1996 and September 30, 1996 ....................3

            Consolidated  Statements of Operations  For the three
               months ended  December  31, 1996,  the period from
               October  1, 1995 to  November  13,  1995,  and the
               period from  November  14,  1995 to  December  31,
               1995............................................................4

            Consolidated  Statements  of Cash Flows For the three
               months ended  December  31, 1996,  the period from
               October  1, 1995 to  November  13,  1995,  and the
               period from  November  14,  1995 to  December  31,
               1995............................................................5

            Condensed Notes to Consolidated Financial Statements...............6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................9


                           PART II - Other Information

Item 1.     Legal Proceedings...............................................  17

Item 6.     Exhibits and Reports on Form 8-K................................  19

Signatures  ................................................................  20

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

------------------------------------------------------------------------------------------------------------------------

                                                                                  December 31,          September 30,
                                                                                      1996                   1996
                                                                                -----------------      -----------------
                                                                                            (In thousands)

ASSETS

HOMEBUILDING
       Cash and cash equivalents                                                 $          616         $        2,782
       Receivables                                                                          939                    985
       Housing inventory                                                                114,326                116,555
       Land inventory                                                                   146,645                115,286
       Land held for sale                                                                 3,958                 28,332
       Property and equipment - net                                                      14,597                 13,216
       Goodwill                                                                           3,501                  3,545
       Other assets                                                                       2,091                  4,497
                                                                                -----------------      -----------------
          Total homebuilding assets                                                     286,673                285,198
                                                                                -----------------      -----------------

MORTGAGE BANKING
       Residential mortgages                                                              6,353                 10,248
       Other assets                                                                       2,206                    897
                                                                                -----------------      -----------------
          Total mortgage assets                                                           8,559                 11,145
                                                                                -----------------      -----------------

TOTAL                                                                            $      295,232         $      296,343
                                                                                =================      =================


LIABILITIES AND STOCKHOLDERS' EQUITY

HOMEBUILDING
       Accounts payable                                                          $       21,070         $       35,079
       Accrued interest                                                                  12,127                 17,478
       Accrued liabilities and expenses                                                  25,069                 23,624
       Notes payable                                                                     84,525                 73,062
       Senior unsecured notes payable                                                    70,000                 70,000
       Subordinated notes payable ($48,525 and $44,628, respectively,
                 due from related parties)                                               52,050                 50,262
                                                                                -----------------      -----------------
          Total homebuilding liabilities                                                264,841                269,505
                                                                                -----------------      -----------------

MORTGAGE BANKING
       Mortgage line of credit                                                            4,506                  6,299
       Accued liabilities and expenses                                                      418                    308
                                                                                -----------------      -----------------
          Total mortgage liabilities                                                      4,924                  6,607
                                                                                -----------------      -----------------
          Total liabilities                                                             269,765                276,112
                                                                                -----------------      -----------------

MINORITY INTEREST                                                                         3,244                  4,448
                                                                                -----------------      -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 1,000 shares
          authorized, issued and outstanding                                                  -                      -
       Additional paid-in capital                                                        88,000                 78,000
       Accumulated deficit                                                              (65,777)               (62,217)
                                                                                -----------------      -----------------
          Total stockholders' equity                                                     22,223                 15,783
                                                                                -----------------      -----------------

TOTAL                                                                            $      295,232         $      296,343
                                                                                =================      =================


See Condensed Notes to Consolidated Financial Statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

----------------------------------------------------------------------------------------------------------------

                                                                                                    Predecessor
                                                                   Successor Company                  Company
                                                            --------------------------------       -------------
                                                                                Period from        Period from
                                                            Three Months        November 14,        October 1,
                                                               Ended                to                  to
                                                            December 31,        December 31,       November 13,
                                                               1996                1995                1995
                                                            ------------        ------------       -------------
                                                                               (In thousands)
REVENUES
     Housing sales                                           $  80,647            $ 50,358           $  29,624
     Mortgage and finance operations                               527                 267                 268
     Other                                                       1,143                   -                   -
                                                            ------------        ------------       -------------
        Total revenues                                          82,317              50,625              29,892
                                                            ------------        ------------       -------------

COSTS AND EXPENSES
   Homebuilding
     Cost of housing sales                                      69,086              47,678              27,270
     Selling and administrative expenses                        12,542               3,672               4,969
     Interest, net                                               3,665               3,301                 568
     Other                                                           -                 509                  35

Mortgage and Finance Operations
     General and administrative expenses                           473                 265                 277
     Interest, net                                                 (63)                (20)                (37)

Equity in losses of unconsolidated partnerships                    174                 211                   -

Cost of company reorganizations                                      -                   -               7,051
                                                            ------------        ------------       -------------
        Total costs and expenses                                85,877              55,616              40,133
                                                            ------------        ------------       -------------


LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                                    (3,560)             (4,991)            (10,241)

INCOME TAXES                                                         -                   -                   -
                                                            ------------        ------------       -------------

LOSS BEFORE EXTRAORDINARY ITEMS                                 (3,560)             (4,991)            (10,241)

EXTRAORDINARY ITEMS
     Gain on debt discharge                                          -                   -              50,264
     Fresh start reporting adjustment                                -                   -             (14,069)
                                                            ------------        ------------       -------------

NET (LOSS) INCOME                                            $  (3,560)           $ (4,991)          $  25,954
                                                            ============        ============       =============



See Condensed Notes to Consolidated Financial Statements

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
--------------------------------------------------------------------------------

                                                                                                                    Predecessor
                                                                                 Successor Company                    Company
                                                                      --------------------------------------    ------------------
                                                                                             Period from           Period from
                                                                        Three Months         November 14,          October 1,
                                                                           Ended                  to                   to
                                                                        December 31,         December 31,         November 13,
                                                                            1996                 1995                 1995
                                                                      -----------------    -----------------    ------------------
                                                                                           ( In thousands )

OPERATING ACTIVITIES:
      Net (loss) income                                                 $      (3,560)       $      (4,991)       $       25,954
      Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                          1,019                  723                   536
         Fresh start reporting adjustment                                           -                    -                14,069
         Gain on debt discharge                                                     -                    -               (50,264)
         Equity in losses of unconsolidated partnershsips                         174                  211                     -
      Changes in assets and liabilities:
         Receivables                                                               46                  792                   259
         Other assets                                                             923                  (44)               (1,015)
         Housing inventory                                                      2,229                1,774                10,890
         Land inventory and land held for sale                                 (6,985)                (170)                4,328
         Receivables from affiliated partnerships                                   -                 (899)                   95
         Accounts payable                                                     (14,009)              (1,065)               (2,963)
         Accrued liabilities and expenses                                      (3,212)             (13,202)                4,655
                                                                      -----------------    -----------------    ------------------

               Net cash (used in ) provided by operating activities           (23,375)             (16,871)                6,544
                                                                      -----------------    -----------------    ------------------

INVESTING ACTIVITIES:
      Decrease in mortgage-backed securities and residential mortgages          3,895                  847                 6,390
      Net additions to property and equipment                                  (2,356)                (405)                   13
                                                                      -----------------    -----------------    ------------------

               Net cash  provided by investing activities                       1,539                  442                 6,403
                                                                      -----------------    -----------------    ------------------

FINANCING ACTIVITIES:
      Capital contribution                                                     10,000                    -                     -
      Increase (decrease) in notes payable to financial institutions           11,463               (6,157)              (11,492)
      Proceeds from issuance of subordinated notes                                  -                    -                30,000
      Proceeds from issuance of common stock                                        -                    -                78,000
      Payment of liabilities subject to compromise                                  -                    -               (83,000)
      Payments on collateralized mortgage obligations                               -               (1,298)                 (247)
      Decrease in mortgage line of credit                                      (1,793)                 (57)               (5,799)
                                                                      -----------------    -----------------    ------------------

               Net cash provided by (used in) financing activities             19,670               (7,512)                7,462
                                                                      -----------------    -----------------    ------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,166)             (23,941)               20,409

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                              2,782               25,000                 4,591
                                                                      -----------------    -----------------    ------------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                            $         616        $       1,059        $       25,000
                                                                      =================    =================    ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest, net of amounts capitalized                $       9,069        $       5,088        $          254
                                                                      =================    =================    ==================


See Condensed Notes to Consolidated Financial Statements.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1.   BASIS OF PRESENTATION

         On May 17, 1995, UDC Homes, Inc. (the "Predecessor Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). On October 3, 1995, the Predecessor Company's reorganization plan, as amended (the "Reorganization Plan"), was approved by the United States Bankruptcy Court. Under the Reorganization Plan, DMB Property Ventures Limited Partnership ("DMBLP") entered into an agreement to acquire 100% of the equity (the "Acquisition") of the company that emerged from Bankruptcy Proceedings (the "Predecessor Company under Fresh Start reporting"). On November 14, 1995 ("Acquisition Date"), DMB Residential LLC ("DMB"), an affiliate of DMBLP, completed the acquisition and as of that date, the financial statements of the Company reflect the cost of DMB's acquisition of the Company, utilizing the purchase method of accounting ("Acquisition Cost Basis") ("Successor Company"). Accordingly, the statements of operations and the statements of cash flows for the three months ended December 31, 1995 reflect the operations of the Predecessor Company under Fresh Start reporting for the period from October 1, 1995 to November 13, 1995 and the accounts of the Successor Company on the Acquisition Cost Basis from November 14, 1995 to December 31, 1995 (together the "Company").

         On May 6, 1996, pursuant to an option agreement between DMB and AEW Partners, L.P. ("AEW"), Eastrich No. 184, LLC (as to all interests except the Westbrook Village Joint Venture ("WBV")) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, acquired from DMB 500 shares of the Common Stock of the Company owned by DMB, $15 million principal amount of the Company's Series C Subordinated Notes owned by DMB, $5 million principal amount of the Company's Series D Subordinated Notes owned by DMB and 50% of the general partner interest held by a DMB affiliate in WBV. As a result of the above, the Company is now 50% owned by DMB and 50% owned by AEW.

         The statement of operations for the period from October 1, 1995 to November 13, 1995 contains a $50,264,000 gain on debt discharge arising from reorganization of the Predecessor Company under the Reorganization Plan. In addition, a fresh start reporting adjustment of $14,069,000 was recorded. The cost of company reorganizations of $7,051,000 is comprised primarily of professional fees and costs related to employee severance agreements.

         The consolidated financial statements include the accounts of UDC Homes, Inc. and all of its majority-owned subsidiaries, joint ventures and partnerships. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated partnerships and joint ventures are recorded using the equity method of accounting.

         The  consolidated   financial  statements  and  related  notes  thereto
     contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed by UDC Homes,

     Inc. with the Securities and Exchange Commission, should be read in conjunction with these consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation. The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period.

2.   NOTES PAYABLE

     Notes Payable consist of the following (in thousands):

                                              December 31,        September 30,
                                                 1996                 1996
                                          ------------------   -----------------

       Revolving credit facility              $     55,885        $     34,165
       Westbrook Village facility                    4,622               4,266
       Transoccidental note                          9,603              13,011
       Other                                        14,415              21,620
                                          ------------------   -----------------
                                              $     84,525        $     73,062
                                          ==================   =================

              As of December 31, 1996, the Company was in violation of the tangible net worth, debt to tangible net worth, cumulative net cash flow to debt service and EBITDA to interest paid covenants of the revolving credit facility. Waivers for these covenant violations have been obtained. Additionally, the Company is currently in the process of negotiating the terms of a new revolving credit facility with a group of banks which would, among other things, extend the maturity date to March 2000.

3.   HOUSING INTEREST

         Housing interest incurred is capitalized and expensed through cost of housing sales, as they relate to housing and land inventories. The components of housing interest are as follows for the three months ended December 31, (in thousands):

                                                1996                  1995
                                           ----------------     ----------------


       Interest costs incurred                 $     6,508        $       6,866

       Less:  interest capitalized                   2,790                2,818
                                           ----------------     ----------------

       Interest expense                        $     3,718        $       4,048
                                           ================     ================

       Amortization of capitalized interest
          included in cost of sales            $     1,926        $       1,451
                                           ================     ================

       Interest income                         $       53         $         179
                                           ================     ================

         As of the Acquisition Date, the Company changed its method of applying the principles
     of   Statement   of   Financial   Accounting   Standards   (SFAS)  No.  34,
     Capitalization of Interest Cost, in order to better match the capitalization of interest with actual construction and development efforts as defined by SFAS No. 34. In connection with such change, the Company also significantly narrowed its definition of housing under construction and land under development to exclude land undergoing only periodic entitlement efforts, the effect of which is to decrease the amount of interest capitalized and ultimately charged to expense through cost of sales, and increase interest expense in the period incurred.

         Interest on pre-petition, unsecured debt was suspended subsequent to the commencement of the Bankruptcy Proceedings. Had the accrual of interest not been suspended, interest incurred and interest expensed for the period from October 1, 1995 to November 13, 1995 would have increased by approximately $3,000,000 and $300,000, respectively.


 4.   CONTINGENCIES AND LEGAL MATTERS

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Introduction

         On November 14, 1995, the Company consummated its Reorganization Plan and emerged from its Bankruptcy Proceedings as a new reporting entity. The following discussion and analysis of the Company's operations includes only the Company's continuing operations in Arizona and California except as otherwise indicated. The Company has liquidated substantially all remaining assets of its Southeast operations, and management believes that discussion of such operations is no longer material to an understanding of the Company's operations.

Revenues

         The following table presents comparative housing revenues, deliveries and average sales price for the three months ended December 31,:

                                                                    1996                1995
                                                                    ----                ----
        Arizona and California:
         Family revenue (000s)..............................      $  55,561           $  55,448
         Retirement revenue (000s)..........................      $  25,086           $  19,411
         Units delivered....................................            387                 330
         Average sales price................................      $ 208,390           $ 226,845
         Change from prior year.............................            7.7%              (17.6)%
         Change due to volume...............................           17.2%              (28.3)%
         Change due to average sales price..................           (9.5)%              10.7%

        Southeast:
         Housing revenue (000s).............................      $       -           $   5,123
         Units delivered....................................              -                  26
         Average sales price................................      $       -           $     197

         The increase in volume in fiscal 1996 compared to fiscal 1995 resulted from improved sales in Arizona offset by decreased volumes in California due to low inventory levels. The decrease in average sales price in fiscal 1996 was primarily the result of decreased deliveries in California and changes in the mix of product types sold. The Company believes that its 1995 closings were adversely affected by home buyer concerns about the Company's financial condition and restrictions on the Company's ability to finance construction during its Bankruptcy Proceedings.

Net Orders

         The following table presents comparative net orders by region for the three months ended December 31,(dollars in thousands):

                                                               1996                1995
                                                               ----                ----
    Arizona:
     Dollars.....................................            $ 61,250            $  60,602
     Units ordered...............................                 327                  327
     Average sales price.........................            $    187            $     185

    California:
     Dollars.....................................            $ 18,751            $  19,843
     Units ordered...............................                  75                   75
     Average sales price.........................            $    250            $     265

    Southeast:
     Dollars.....................................            $      -            $   3,993
     Units ordered...............................                   -                   21
     Average sales price.........................            $      -            $     190

    Company total:
     Dollars.....................................            $ 80,001            $  84,438
     Units ordered...............................                 402                  423
     Average sales price.........................            $    199            $     200

         Net orders represent the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations.


Net Sales Backlog

         Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery at December 31, for which the Company had received purchase deposits and signed sales contracts. The following table presents comparative net sales backlog by region as of December 31(dollars in thousands):

                                                                     1996              1995
                                                                     ----              ----
 Arizona:
    Dollars................................................         $ 130,055        $ 135,822
    Units in backlog.......................................               656              729
    Average sales price....................................         $     198        $     186

 California:
    Dollars................................................         $  34,391        $  40,849
    Units in backlog.......................................               121              158
    Average sales price....................................         $     284        $     259

                                                                     1996              1995
                                                                     ----              ----
 Southeast:
    Dollars................................................         $    -           $   4,971
    Units in backlog.......................................              -                  25
    Average sales price....................................         $    -           $     199

 Company total:
    Dollars................................................         $ 164,446        $ 181,642
    Units in backlog.......................................               777              912
    Average sales price....................................         $     212        $     199

The decrease in backlog at December 31, 1996 resulted from fewer homes available for sale in California and Arizona as a result of the Company's inability to acquire land for homesites during its Bankruptcy Proceedings.

Gross Margins, Selling and Administrative Expenses and Interest, Net

         The following table presents comparative information related to the cost of housing sales, selling and administrative expenses ("S&A") and interest, net for homebuilding for the three months ended December 31 (dollars in thousands):

                                                             1996                            1995
                                              ------------------------------    ---------------------------
                                                 Dollars              %           Dollars             %
                                              --------------       ---------    ------------       --------
         Revenue from housing sales              $   80,647          100.0%      $   79,982         100.0%
         Cost of housing sales                       69,086           85.7%          74,948          93.7%
                                              --------------       ---------    ------------       --------
         Gross margin                                11,561           14.3%           5,034           6.3%

         S & A expenses (including
            reorganization costs)                    12,542           15.6%          15,692          19.6%
                                              --------------       ---------    ------------       --------

         Operating (loss) income
            from homebuilding                          (981)          -1.3%         (10,658)        -13.3%

         Interest, net                                3,665            4.5%           3,869           4.8%
                                              --------------       ---------    ------------       --------

         Pre-tax (loss) from homebuilding        $   (4,646)          -5.8%      $  (14,527)        -18.1%
                                              ==============       =========    ============       ========

          Generally Accepted Accounting Principles require that the purchase accounting principles of APB No. 16 be applied in the valuation of the reorganized Company's balance sheet as of the Acquisition Date (the "Opening Balance Sheet"). APB No. 16 requires that the basis assigned to purchased inventories include a portion of the profit ("Purchased Profit") which would otherwise have been recognized upon the closing of the related home sale, consistent with the concept that the earnings process occurs throughout the construction process. The further the construction process has been completed on a given home, the more profit is capitalized in the Opening Balance Sheet. Accordingly, as a result of the application of purchase accounting, margins on homes held at the Acquisition Date and closed in subsequent fiscal periods will generally be depressed relative to prior periods and relative to homes not held at the Acquisition

Date and closed later in the fiscal year. Further, all homes under construction as of the Acquisition Date will generally have margins less than those on homes on which construction began after the Acquisition Date. The impact of Purchased Profit on gross margin is partially offset by the elimination of capitalized interest in inventory in the Opening Balance Sheet as well as by less interest being capitalized as a result of the change in the Company's method of applying the capitalization of interest principles of SFAS No. 34 to housing inventory discussed in Note 3 to the accompanying condensed notes to consolidated financial statements.

         Gross margins increased during fiscal 1997 compared to fiscal 1996 primarily due to reduced amortization of Purchased Profit from $3.5 million for the quarter ended December 31, 1995 to $.4 million for the quarter ended
December 31, 1996. Additionally, the Company believes that margins were lower during the quarter ended December 31, 1995 due to price reductions enacted during the latter portion of 1995 to entice buyers who may have been hesitant to purchase a UDC home because of its Bankruptcy Proceedings.

         The   following   table   presents  the   components   of  selling  and
administrative expenses for the three months ended December 31, (dollars in thousands):

                                                                                1996         1995
                                                                                ----         ----
Selling and administrative expenses:
   Variable components.....................................................     $ 3,193      $ 2,933
   Fixed components........................................................       9,349        5,708
   Cost of company reorganizations.........................................           -        7,051
                                                                                -------      -------
Total selling and administrative expenses..................................     $12,542      $15,692
                                                                                =======      =======

As a percentage of revenues from housing sales:
   Variable components.....................................................        4.0%         3.7%
   Fixed components........................................................       11.6          7.1
   Cost of company reorganization..........................................          -          8.8
                                                                                -------      -------
Total selling and administrative expenses..................................       15.6%        19.6%
                                                                                =======      =======

         The variable component of selling and administrative expenses includes sales commissions and model furniture amortization. Variable selling and administrative expenses as a percentage of housing sales increased in fiscal 1997 as compared to fiscal 1996 due to an increase in sales commissions paid and an increase in model furniture amortization.

         The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses increased in fiscal 1997 as compared to fiscal 1996 primarily due to increased professional fees incurred in connection with lingering effects of the Company's Bankruptcy Proceedings and Reorganization Plan which were classified as "Cost of company reorganization" during fiscal 1996. Additionally, the Company experienced increased warranty costs which were offset by decreased advertising expenditures.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered.

Accordingly, total interest incurred by the Company's homebuilding operations was $6,508,000 and $6,866,000 for the three months ended December 31, 1996 and 1995, respectively. Interest, net for homebuilding, was $3,665,000 and $3,869,000 in fiscal 1997 and 1996, respectively. The decreases in interest incurred and interest, net resulted from lower average debt levels during the current period.


Mortgage Operations

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary UDC Mortgage. The following table presents operating information for the Company's mortgage banking operations for the three months ended December 31 (dollars in thousands):

                                                        1996     1995
                                                       -----    -----
Number of loans originated .........................     160      152
Revenues ...........................................   $ 527    $ 535
General and administrative expenses ................     473      542
                                                       -----    -----
Operating income from mortgage banking .............      54       (7)
Interest, net ......................................     (63)     (57)
                                                       -----    -----
Pre-tax profit from mortgage banking ...............   $ 117    $  50
                                                       =====    =====



         General and administrative expenses decreased in fiscal 1997 compared to fiscal 1996 primarily as a result of the elimination of UDC Mortgage's goodwill based on purchase accounting principles resulting in a reduction in amortization expense and additionally, a reduction in legal fees paid.

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

         On November 7, 1996, the Company completed an asset sale transaction in which it sold to DMB/AEW Land Holdings One, LLC, an affiliate of DMB and AEW, for cash, $25.5 million of assets the Company had previously designated as land held for sale. Proceeds from the sale were used to reduce the outstanding balance on the Company's principle revolving credit facility. This sale also created additional acquisition and development fund availability under the Company's principle revolving credit facility. The Company has entered into a management agreement with the DMB/AEW affiliate pursuant to which the Company will receive a fixed monthly fee for the management and marketing of the land to third party buyers. To the extent the cash proceeds from the sale of the property to a third party exceeds certain thresholds, the Company will participate in excess profits.

         At December 31, 1996, the Company finances its homebuilding, land development and mortgage operations as discussed below:

         Construction and Acquisition and Development Financing - The Company's largest credit facility is a $150 million revolving credit facility with a group of banks. The facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to a maximum of $37.5 million. The facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires payment of a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. The facility is secured by portions of the Company's housing inventory and land held for development and matures on March 31, 1999. At December 31, 1996, $55.9 million was outstanding and $26.2 million was available under the facility.

         Additionally, the Company has a $23.3 million revolving construction and A&D facility for Westbrook Village ("WBV"). The WBV facility includes a $12.5 million construction facility and a $10.8 million A&D facility. These facilities accrue interest at prime plus 1.5%, payable monthly, require payment of a commitment fee of 1% per annum and are secured by WBV housing inventory and land held for development. The A&D facility matures on July 1, 1997, and the construction facility matures on January 1, 1998. At December 31, 1996, $4.6 million was outstanding under the construction facility and no amounts were outstanding under the A&D facility.

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

         As of December 31, 1996, the Company was in violation of the tangible net worth, debt to tangible net worth, cumulative net cash flow to debt service and EBITDA to interest paid covenants. Waivers for these covenant violations have been obtained. Additionally, the Company is currently in the process of negotiating the terms of a new revolving credit facility with a group of banks which would, among other things, extend the maturity date to March 2000. There can be no assurance that the Company will be able to negotiate the new facility with terms favorable to the Company.

         Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development.

The notes bear interest at rates ranging from 9.5% to 15% and are due at various dates. At December 31, 1996, $24.0 million was outstanding under these notes.

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

         Common Stock - In connection with the consummation of the Reorganization Plan, the Company sold all 1,000 of the authorized shares of Common Stock of the reorganized Company, par value $.01 per share, to DMB. DMB then entered into an option agreement with AEW which, as amended, gave AEW the right to purchase 500 shares of the Common Stock owned by DMB, $15 million of the Series C Subordinated Notes issued to DMB, $5 million of the Series D Subordinated Notes issued to DMB and 50% of the general partner interest held by a DMB affiliate in WBV for an aggregate purchase price of $61.25 million, plus interest. On April 21, 1996, AEW notified DMB that it elected to exercise the option, and the purchase by Eastrich No. 184, LLC (as to all interests except the WBV interest) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, pursuant to the exercise of the option was completed on May 6, 1996. On December 31, 1996, the Company received additional capital contributions of $5,000,000 each from DMB and AEW.

         Mortgage Debt - The Company finances its mortgage operations with a $10 million committed revolving credit facility which matures on August 30, 1997. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At December 31, 1996, $4.5 million was outstanding under the facility.

Inflation

         The homebuilding industry is affected by movements in interest rates. Because it is highly leveraged, the Company is more sensitive than less leveraged companies to increases in interest rates which affect the cost of the Company's borrowings and impact the Company's margins and profitability.
Further, the Company may have difficulty expanding its operations when opportunities are available or securing financing during a downturn in the homebuilding market. While the Company believes that the move-up family and active adult home buyers to whom the Company provides housing have been less sensitive to increasing interest rates than the industry as a whole, the Company's sales are nonetheless affected by such increases. Higher interest rates will increase the carrying costs of inventory, thereby increasing costs of housing sales and decreasing gross margins. Generally, higher interest rates tend to create a reduction in consumer demand and reduce the consumer's ability to qualify for mortgage financing. Residential homebuilding companies, including the Company, can be adversely affected by inflation through higher mortgage rates and increased costs for materials and subcontractors, resulting in higher prices, both of which adversely affect buyer demand. Management believes that the impact of inflation on its revenues and costs has not been material.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's success in overcoming negative perceptions on the part of home buyers as a result of its Bankruptcy Proceedings, the effect of interest rates on demand for the Company's homes, and fluctuating margins as a result of product mix and other factors. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

              The Arizona Actions - On June 5, 1995, June 14, 1995 and October 25, 1995, lawsuits were filed on behalf of a purported class of present and former shareholders of the Company in the Superior Court of the State of Arizona in and for Maricopa County (the "Court") against, among others, certain former officers and directors of the Company (the "Director/Officer Defendants"), entitled Michael A. Isco v. Richard C. Kraemer, et al. (Case No. CV 95-08941), Larry Alexander et al. V. Arthur Andersen LLP, et al. (Case No. CV 95-09509), and Crandon Capital Partners v. Kraemer, et al., respectively (collectively, the "Arizona Actions"). Subsequently, the Arizona Actions were consolidated. The Arizona Actions seek, among other things, unspecified money damages and contain allegations which include violations of Arizona securities law, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The Company is not a named defendant in these lawsuits. Further, the Company's Bankruptcy Plan of Reorganization provided for the discharge of claims asserted in class action lawsuits against the Company. However, the Company could be required to indemnify certain of the Director/Officer Defendants if such defendants incur expenses or liability in the Arizona Actions and seek indemnification. In connection with the settlement described below, the Director/Officer Defendants agreed to limit their aggregate claim for indemnification in certain circumstances.

              An agreement (the "Settlement Agreement") was previously reached pursuant to which the plaintiffs and the Director/Officer Defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the Director/Officer Defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, $1.5 million, which represents the self-insured retention under the Company's applicable directors' and officers' insurance policies, has been paid by the Company. In addition, the Company paid $250,000 on behalf of DMB. Certain issuers of the Company's directors' and officers' insurance policies, together with the Company, have agreed to fund the balance of the settlement. The Company does not believe that its remaining obligations to directors and officers will exceed its insurance coverage. The Settlement Agreement was filed with the Court on January 19, 1996 and after amendment was preliminarily approved by the Court. The Court now must determine whether, after notice to class members, to approve the Settlement Agreement and to enter a bar order designed to limit the ability of non-settling defendants to seek contributions, indemnification, equitable apportionment or similar equitable remedies from the Company or the Director/Officer Defendants. The Court approved the form of notice to be provided to the class, ordered that the class be given notice, and set a final settlement hearing date for February 14, 1997. Notice to the class and proofs of claim have been mailed and the class members had until January 31, 1997, to opt out of or object to the settlement.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibit
Number            Description of Document
------            -----------------------

10.1 Fourth Amendment to the UDC Master Revolving Line of Credit (Borrowing Base) Loan Agreement dated February 13, 1997 Bank One, Arizona, NA, (BOAZ), Bankers Trust, Wells Fargo Bank, National Association (WFB), The First National Bank of Boston
                  (BKB), Wells Fargo Realty Advisors Funding, Incorporated (Wells Fargo), Guaranty Federal Bank, FSB (Guaranty Federal) and the Company.

10.2 Lease Agreement dated November 5, 1996 between Scottsdale Spectrum LLC and the Company

27                Financial Data Schedule

All other exhibits are omitted as the information required is inapplicable.

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 13, 1997               UDC HOMES, INC.
                                        By:  /s/ Garth R. Wieger
                                        ----------------------------------------
                                        Garth R. Wieger, Chief Executive
                                        Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                       Date
---------                               -----                                       ----

/s/ Garth R. Wieger                     President, Chief Executive                  February 13, 1997
------------------------------------    Officer and Director
Garth R. Wieger                         (Principal Executive Officer)


/s/ Kenda B. Gonzales                   Senior Executive Vice President             February 13, 1997
------------------------------------    and Chief Financial Officer
Kenda B. Gonzales                       (Principal Financial and Accounting Officer)

                                       20