Form 10-Q
period 1997-03-31
UDC HOMES INC
filed 1997-05-15
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of May 12, 1997 - Common Stock, $0.01 par value, 1,000 shares.

                        UDC HOMES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets
                 March 31, 1997 and September 30, 1996.........................3

              Consolidated Statements of Operations
                 For the three months ended March 31, 1997 and 1996,
                 the six months ended March 31, 1997, the period from
                 October 1, 1995 to November 13, 1995,
                 and the period from November 14, 1995 to March 31, 1996.......4

              Consolidated Statements of Cash Flows
                 For the six months ended March 31, 1997, the period from October 1, 1995 to November 13, 1995, and the period from November 14, 1995 to March 31, 1996.......5

              Condensed Notes to Consolidated Financial Statements.............6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9


                           PART II - Other Information

Item 1.       Legal Proceedings...............................................17

Item 6.       Exhibits and Reports on Form 8-K................................19

Signatures    ................................................................20

UDC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
--------------------------------------------------------------------------------

                                                                         March 31,      September 30,
                                                                           1997             1996
                                                                       -----------      -------------
                                                                            (In thousands)
ASSETS

HOMEBUILDING
       Cash and cash equivalents                                        $     863         $   2,782
       Receivables                                                          7,113               985
       Housing inventory                                                  120,178           116,555
       Land inventory                                                     146,570           115,286
       Land held for sale                                                   1,620            28,332
       Property and equipment - net                                        11,431            13,216
       Goodwill                                                             3,456             3,545
       Other assets                                                         6,316             4,497
                                                                        ---------         ---------
          Total homebuilding assets                                       297,547           285,198
                                                                        ---------         ---------

MORTGAGE BANKING
       Residential mortgages                                                1,978            10,248
       Other assets                                                         1,079               897
                                                                        ---------         ---------
          Total mortgage assets                                             3,057            11,145
                                                                        ---------         ---------

TOTAL                                                                   $ 300,604         $ 296,343
                                                                        =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

HOMEBUILDING
       Accounts payable                                                 $  34,969         $  35,079
       Accrued interest                                                    13,246            17,478
       Accrued liabilities and expenses                                    12,800            23,624
       Notes payable                                                       83,070            73,062
       Senior unsecured notes payable                                      70,000            70,000
       Subordinated notes payable ($60,257 and $44,628, respectively,
                 due from related parties)                                 63,892            50,262
                                                                        ---------         ---------
          Total homebuilding liabilities                                  277,977           269,505
                                                                        ---------         ---------

MORTGAGE BANKING
       Mortgage line of credit                                              1,841             6,299
       Accrued liabilities and expenses                                       121               308
                                                                        ---------         ---------
          Total mortgage liabilities                                        1,962             6,607
                                                                        ---------         ---------
          Total liabilities                                               279,939           276,112
                                                                        ---------         ---------

MINORITY INTEREST                                                           3,185             4,448
                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 1,000 shares
          authorized, issued and outstanding                                 --                --
       Additional paid-in capital                                          88,000            78,000
       Accumulated deficit                                                (70,520)          (62,217)
                                                                        ---------         ---------
          Total stockholders' equity                                       17,480            15,783
                                                                        ---------         ---------

TOTAL                                                                   $ 300,604         $ 296,343
                                                                        =========         =========

See Condensed Notes to Consolidated Financial Statements.

UDC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
--------------------------------------------------------------------------------

                                                                                                                         Predecessor
                                                                         Successor Company                                Company
                                                              -------------------------------------------------------   ------------
                                                                                                          Period from   Period from
                                                                 Three Months Ended         Six Months    November 14,   October 1,
                                                                      March 31,                Ended           to            to
                                                              ------------------------       March 31,     March 31,    November 13,
                                                                 1997           1996           1997            1996          1995
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                         (In thousands)
REVENUES
     Housing sales                                            $  84,815      $  81,845      $ 165,462      $ 132,203      $  29,624
     Mortgage and finance operations                                565            716          1,092            983            268
     Other                                                          150            173          1,359            173           --
                                                              ---------      ---------      ---------      ---------      ---------
        Total revenues                                           85,530         82,734        167,913        133,359         29,892
                                                              ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES
   Homebuilding
     Cost of housing sales                                       72,174         73,382        141,260        121,060         27,270
     Selling and administrative expenses                         14,355          9,700         26,897         13,372          4,969
     Interest, net                                                3,407          5,314          7,072          8,615            568
     Other                                                          110           --              176            509             35

Mortgage and Finance Operations
     General and administrative expenses                            229            479            702            744            277
     Interest, net                                                   (2)            23            (65)             3            (37)

Equity in losses of unconsolidated partnerships                    --              334            174            545           --

Cost of company reorganization                                     --             --             --             --            7,051
                                                              ---------      ---------      ---------      ---------      ---------
        Total costs and expenses                                 90,273         89,232        176,216        144,848         40,133
                                                              ---------      ---------      ---------      ---------      ---------


LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                                     (4,743)        (6,498)        (8,303)       (11,489)       (10,241)

INCOME TAXES                                                       --             --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------

LOSS BEFORE EXTRAORDINARY ITEMS                                  (4,743)        (6,498)        (8,303)       (11,489)       (10,241)

EXTRAORDINARY ITEMS
     Gain on debt discharge                                        --             --             --             --           50,264
     Fresh start reporting adjustment                              --             --             --             --          (14,069)
                                                              ---------      ---------      ---------      ---------      ---------

NET (LOSS) INCOME                                             $  (4,743)     $  (6,498)     $  (8,303)     $ (11,489)     $  25,954
                                                              =========      =========      =========      =========      =========

See Condensed Notes to Consolidated Financial Statements

UDC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
--------------------------------------------------------------------------------

                                                                                                              Predecessor
                                                                                   Successor Company            Company
                                                                                --------------------------   -------------
                                                                                              Period from     Period from
                                                                                Six Months    November 14,    October 1,
                                                                                   Ended          to              to
                                                                                 March 31,      March 31,     November 13,
                                                                                   1997           1996           1995
                                                                               -----------    ------------   ------------
                                                                                            (In thousands)

OPERATING ACTIVITIES:
      Net (loss) income                                                          $ (8,303)     $(11,489)      $ 25,954
      Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                                438         1,881            536
         Minority Interest                                                         (1,263)         --             --
         Fresh start reporting adjustment                                            --            --           14,069
         Gain on debt discharge                                                      --            --          (50,264)
         Equity in losses of unconsolidated partnerships                              174           545           --
      Changes in assets and liabilities:
         Receivables                                                               (1,128)        1,510            259
         Other assets                                                              (2,175)          153         (1,015)
         Housing inventory                                                         (2,568)       (7,130)        10,890
         Land inventory and land held for sale                                     (1,195)       17,565          4,328
         Receivables from affiliated partnerships                                    --          (1,307)            95
         Accounts payable                                                            (110)        3,596         (2,963)
         Accrued liabilities and expenses                                         (11,613)       (9,936)         4,655
                                                                                 --------      --------       --------

               Net cash (used in ) provided by operating activities               (27,743)       (4,612)         6,544
                                                                                 --------      --------       --------

INVESTING ACTIVITIES:
      Decrease in mortgage-backed securities and residential mortgages              8,270           131          6,390
      Additions to property and equipment                                          (2,996)         (101)            13
                                                                                 --------      --------       --------

               Net cash  provided by investing activities                           5,274            30          6,403
                                                                                 --------      --------       --------

FINANCING ACTIVITIES:
      Capital contribution                                                         10,000          --             --
      Increase (decrease) in notes payable to financial institutions               10,008       (25,318)       (11,492)
      Proceeds from issuance of subordinated notes                                  5,000        10,000         30,000
      Proceeds from issuance of common stock                                         --            --           78,000
      Payment of liabilities subject to compromise                                   --            --          (83,000)
      Payments on collateralized mortgage obligations                                --          (1,989)          (247)
      (Decrease) Increase in mortgage line of credit                               (4,458)          672         (5,799)
                                                                                 --------      --------       --------

               Net cash provided by (used in) financing activities                 20,550       (16,635)         7,462
                                                                                 --------      --------       --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,919)      (21,217)        20,409

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                  2,782        25,000          4,591
                                                                                 --------      --------       --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                     $    863      $  3,783       $ 25,000
                                                                                 ========      ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest, net of amounts capitalized                         $ 11,389      $  7,258       $    254
                                                                                 ========      ========       ========

See Condensed Notes to Consolidated Financial Statements.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1.  BASIS OF PRESENTATION

         On May 17, 1995, UDC Homes, Inc. (the "Predecessor Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). On October 3, 1995, the Predecessor Company's reorganization plan, as amended (the "Reorganization Plan"), was approved by the United States Bankruptcy Court. Under the Reorganization Plan, DMB Property Ventures Limited Partnership ("DMBLP") entered into an agreement to acquire 100% of the equity (the "Acquisition") of the company that emerged from the Bankruptcy Proceedings (the Company). On November 14, 1995 ("Acquisition Date"), DMB Residential LLC ("DMB"), an affiliate of DMBLP, completed the Acquisition and, as of that date, the financial statements of the Company reflect the cost of DMB's acquisition of the Company, utilizing the purchase method of accounting ("Acquisition Cost Basis"). Accordingly, the statements of operations and the statements of cash flows for the six months ended March 31, 1996 reflect the operations of the Predecessor Company under fresh start reporting for the period from October 1, 1995 to November 13, 1995, and the accounts of the Company on the Acquisition Cost Basis from November 14, 1995 to March 31, 1996.

         On May 6, 1996, pursuant to an option agreement between DMB and AEW Partners, L.P. ("AEW"), Eastrich No. 184 LLC (as to all interests except the Westbrook Village Joint Venture ("WBV")) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, acquired from DMB 500 shares of the Common Stock owned by DMB, $15 million principal amount of the Series C Subordinated Notes owned by DMB, $5 million principal amount of the Series D Subordinated Notes owned by DMB and 50% of the general partner interest held by a DMB affiliate in WBV. As a result of the above, the Company is 50% owned by DMB and 50% owned by AEW.

         The statement of operations for the period from October 1, 1995 to November 13, 1995 contains a $50,264,000 gain on debt discharge arising from reorganization of the Predecessor Company under the Reorganization Plan. In addition, a fresh start reporting adjustment of $14,069,000 was recorded for the same period. The cost of company reorganization for the period from October 1, 1995 to November 13, 1995 of $7,051,000 is comprised primarily of professional fees and costs related to employee severance agreements.

         The consolidated financial statements include the accounts of UDC Homes, Inc. and all of its majority-owned subsidiaries, joint ventures and partnerships. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated partnerships and joint ventures are recorded using the equity method of accounting.

         The consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed by UDC Homes, Inc. with the Securities and Exchange Commission, should be read in conjunction with these consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation. The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim period.

2.   NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                      March 31,    September 30,
                                                        1997           1996
                                                      ---------    -------------

           Revolving Credit Facility                  $64,004        $34,165
           Westbrook Village Facility                   6,200          4,266
           Transoccidental Note                         1,263         13,011
           Other                                       11,603         21,620
                                                      -------        -------
                                                      $83,070        $73,062
                                                      =======        =======

         Effective April 30, 1997, the Company entered into a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "new facility"). The new facility replaced the Company's existing $150 million revolving credit facility (the "old facility"). The new facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of (a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. Through June 30, 1997, the new facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. On July 1, 1997, the interest rate and commitment fee will be reduced if the Company meets certain financial ratios. The new facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At March 31, 1997, $64.0 million was outstanding and $10.8 million was available under the old facility.

3.   HOUSING INTEREST

         Housing interest incurred is capitalized and expensed through cost of housing sales, as they relate to housing and land inventories. The components of housing interest are as follows (in thousands):

                                                     Three Months Ended          Six Months Ended
                                                         March 31,                   March 31,
                                                -------------------------   -------------------------
                                                   1997           1996          1997         1996
                                                -----------   -----------   -----------   -----------
      Interest costs incurred                    $   6,720     $   8,540     $  13,228     $  15,406

      Less:  interest capitalized                    3,281         3,168         6,071         5,986
                                                -----------   -----------   -----------   -----------

      Interest expense                           $   3,439     $   5,372     $   7,157     $   9,420
                                                ===========   ===========   ===========   ===========

      Amortization of capitalized interest
         included in cost of  housing sales      $   2,359     $   1,227     $   4,285     $   2,678
                                                ===========   ===========   ===========   ===========

      Interest income                            $      32     $      58      $     85     $     237
                                                ===========   ===========   ===========   ===========

         Interest on pre-petition, unsecured debt was suspended on the commencement of the Bankruptcy Proceedings. Had the accrual of interest not been suspended, interest incurred and interest expensed for the period from October 1, 1995 to November 13, 1995 would have increased by approximately $3,000,000 and $300,000, respectively.


 4.   CONTINGENCIES AND LEGAL MATTERS

         During 1995, three lawsuits were filed against certain former officers and directors of the Predecessor Company alleging violation of securities laws, fraud and negligence. These former directors and officers may be entitled to indemnification by the Company. A $12.75 million settlement has been approved by the Arizona Superior Court, under which the Company has paid $1,500,000, representing the self-insured retention under its directors and officers policies. In addition, the Company paid $250,000 on behalf of DMB. Certain of the Company's officers and directors insurance policy issuers, together with the Company, have agreed to fund the balance of the settlement. The Company does not believe that any other obligations to officers and directors will exceed its coverage under its officers and directors insurance policies.

         The Company is a defendant in several lawsuits that arise from or are related to the conduct of the Company's business. The Company does not believe that the ultimate resolution of these cases will materially affect the financial position, results of operations or cash flows of the Company.

Item 2.      Management's  Discussion  and  Analysis  of Financial Condition and
-------      -------------------------------------------------------------------
             Results of Operations
             ---------------------

Introduction

     On November 14, 1995, the Company consummated its Reorganization Plan and emerged from its Bankruptcy Proceedings as a new reporting entity. The following discussion and analysis of the Company's operations includes only the Company's continuing operations in Arizona and California except as otherwise indicated. The Company has liquidated substantially all remaining assets of its Southeast operations, and management believes that discussion of such operations is not material to an understanding of the Company's operations.

Revenues

     The following table presents comparative housing revenues, deliveries and average sales price for the periods indicated:

                                             Three Months Ended            Six Months Ended
                                                  March 31,                    March 31,
                                           -----------------------     ------------------------
                                               1997        1996            1997         1996
                                           ----------   ----------     -----------   ----------
Arizona and California:
  Family revenue (000s) ...............    $  61,418     $  63,630     $ 116,979     $ 119,078
  Retirement revenue (000s) ...........    $  23,397     $  18,215     $  48,483     $  37,626
  Units delivered .....................          412           418           799           748
  Average sales price .................    $ 205,900     $ 195,800     $ 207,000     $ 209,500
  Change from prior year ..............          3.7%         (2.4)%         5.6%        (10.3)%
  Change due to volume ................         (1.4)%        (2.8)%         6.8%        (16.0)%
  Change due to average sales price              5.1%           .4%         (1.2)%         5.7%

Southeast:
  Housing revenue (000s) ..............         --            --            --       $   5,123
  Units delivered .....................         --            --            --              26
  Average sales price .................         --            --            --       $ 197,000

     The decrease in units delivered for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 resulted from decreased deliveries in Arizona, offset by increased deliveries in California. The increase in average sales price for the quarter ended March 31, 1997 resulted from increased California deliveries which generally have higher sales prices.

     The increase in units delivered for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 resulted from increased deliveries in both Arizona and California. The decrease in average sales price for the six months ended March 31, 1997 compared to the prior period resulted from changes in the mix of product types sold.

Net Orders

     The following table presents comparative net orders by region for the periods indicated (dollars in thousands):

                                   Three Months Ended        Six Months Ended
                                        March 31,                March 31,
                                 ---------------------     ---------------------
                                   1997         1996         1997         1996
                                 --------     --------     --------     --------
Arizona:
  Dollars ......................     $ 92,544   $ 88,676   $155,235   $149,278
  Units ordered ................          493        481        820        808
  Average sales price ..........     $    188   $    184   $    189   $    185

California:
  Dollars ......................     $ 30,152   $ 36,733   $ 49,204   $ 56,576
  Units ordered ................          120        144        195        219
  Average sales price ..........     $    251   $    255   $    252   $    258

Southeast:
  Dollars ......................         --         --         --     $  3,993
  Units ordered ................         --         --         --           21
  Average sales price ..........         --         --         --     $    190

Company total:
  Dollars ......................     $122,696   $125,409   $204,439   $209,847
  Units ordered ................          613        625      1,015      1,048
  Average sales price ..........     $    200   $    201   $    201   $    200

     Net orders represent the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations.


Backlog

     Backlog represents homes pending delivery for which the Company has received purchase deposits and signed sales contracts. The following table presents comparative backlog by region (dollars in thousands):

                                                                March 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                  Arizona:
                    Dollars ......................       $162,989       $162,281
                    Units ........................            834            877
                    Average sales price ..........       $    195       $    185

                  California:
                    Dollars ......................       $ 39,302       $ 57,895
                    Units ........................            144            218
                    Average sales price ..........       $    273       $    266

                  Company total:
                    Dollars ......................       $202,291       $220,176
                    Units ........................            978          1,095
                    Average sales price ..........       $    207       $    201

     The decrease in backlog at March 31, 1997 resulted from fewer homes available for sale in California. The Company has been actively purchasing and developing land in order to increase the number of homes available for future sale.

Gross Margins, Selling and Administrative Expenses and Interest, Net

     The following table presents comparative information related to gross margins, selling and administrative expenses ("S&A") and interest, net for homebuilding for the periods indicated (dollars in thousands):

                                       Three Months Ended March 31,                      Six Months Ended March 31,
                                   ----------------------------------------    -------------------------------------------
                                            1997                1996                    1997                  1996
                                   -------------------   ------------------    -------------------    --------------------
                                    Dollars        %      Dollars       %        Dollars       %       Dollars         %
                                   ---------    ------   ---------   ------    ---------    ------    ---------     ------
Revenue from housing sales         $  84,815    100.0%   $  81,845   100.0%    $ 165,462    100.0%    $ 161,827     100.0%
Cost of housing sales                 72,174     85.1%      73,382    89.7%      141,260     85.4%      148,330      91.7%
                                   ---------    -----    ---------   -----     ---------    -----     ---------     -----
Gross margin                          12,641     14.9%       8,463    10.3%       24,202     14.6%       13,497       8.3%

S & A expenses (including
   reorganization costs)              14,355     16.9%       9,700    11.8%       26,897     16.2%       25,392      15.7%
                                   ---------    -----    ---------   -----     ---------    -----     ---------     -----

Operating (loss) income
   from homebuilding                  (1,714)    (2.0%)     (1,237)   (1.5%)      (2,695)    (1.6%)     (11,895)     (7.4%)


Interest, net                         (3,407)    (4.0%)     (5,314)   (6.5%)      (7,072)    (4.3%)      (9,183)     (5.6%)
                                   ---------    -----    ---------   -----     ---------    -----     ---------     -----

Pre-tax (loss) from homebuilding   $  (5,121)    (6.0%)  $  (6,551)   (8.0%)   $  (9,767)    (5.9%)   $ (21,078)    (13.0%)
                                   =========    =====    =========    ====     =========    =====     =========     =====

     Gross margins increased during fiscal 1997 compared to fiscal 1996 primarily due to reduced amortization of purchased profit, which was recorded as a result of the Acquisition, from $3.1 million and $6.6 million for the three and six months ended March 31, 1996 , respectively, to $.4 million and $.8 million for the three and six months ended March 31, 1997, respectively. Additionally, margins were artificially low during the first six months of fiscal 1996 due to price reductions enacted during calendar 1995 to entice buyers who may have been hesitant to purchase a UDC home because of its Bankruptcy Proceedings.

     The following table presents the components of selling and administrative expenses for the periods indicated (dollars in thousands):

                                                       Three Months Ended             Six Months Ended
                                                            March 31,                     March 31,
                                                    -----------------------        ------------------------
                                                       1997          1996             1997          1996
                                                    ----------    ---------        ----------    ----------
Selling and administrative expenses:
  Variable components......................          $  5,172      $  4,281         $   9,575    $   9,101
  Fixed components.........................             9,183         5,419            17,322        9,240
  Cost of company reorganizations..........               -             -                 -          7,051
                                                    ----------    ----------       -----------  -----------

Total selling and administrative expenses:           $ 14,355      $  9,700         $  26,897    $  25,392
                                                    ==========    ==========       ===========  ===========

As a percentage of revenues from housing sales:
  Variable components......................               6.1%          5.2%              5.8%         5.6%
  Fixed components.........................              10.8%          6.6%             10.4%         5.7%
  Cost of company reorganizations..........                -             -                 -           4.4%
                                                    ----------    ----------       -----------  -----------

Total selling and administrative expenses:               16.9%         11.8%             16.2%        15.7%
                                                    ==========    ==========       ===========  ===========

     The variable component of selling and administrative expenses includes sales commissions, advertising, model maintenance and model furniture amortization. Variable selling and administrative expenses as a percentage of housing sales increased for the three and six month periods in fiscal 1997 compared to the same periods in fiscal 1996 due to increases in sales commissions paid and increases in model maintenance and model furniture amortization.

     The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses increased in the three and six month periods in fiscal 1997 compared to the same periods in fiscal 1996 primarily due to increased warranty and settlement costs, and increased professional fees incurred in connection with lingering effects of the Company's Bankruptcy Proceedings and reorganization which were classified as "Cost of company reorganization" during fiscal 1996. Additionally, the Company has experienced increased information systems consulting expenditures as well as increased expenses related to its new corporate headquarters.

Mortgage Operations

     The Company's mortgage banking operations are conducted through its wholly-owned subsidiary, UDC Mortgage. The following table presents operating information for the Company's mortgage banking operations for the periods indicated (dollars in thousands):

                                                        Three Months Ended         Six Months Ended
                                                             March 31,                March 31,
                                                    -------------------------    -----------------------
                                                       1997           1996          1997         1996
                                                    -----------    ----------    ----------   ----------
Number of loans originated.................              163           199           340          351

Revenues...................................           $  565        $  716        $1,092       $1,251
General and administrative expenses........              229           479           702        1,021
                                                    -----------    ----------    ----------   ----------
Operating income from mortgage banking.....              336           237           390          230
Interest, net..............................                2           (23)           65           34
                                                    -----------    ----------    ----------   ----------
Pre-tax profit from mortgage banking.......           $  338        $  214        $  455       $  264
                                                    ===========    ==========    ==========   ==========

     General and administrative expenses decreased in fiscal 1997 compared to fiscal 1996 primarily as a result of the relief of excess reserves and accruals and a reduction in legal fees paid.

Liquidity and Capital Resources

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisitions and housing inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations, borrowings and capital contributions by AEW and DMB. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations, future borrowings as permitted under the Company's loan agreements and capital contributions by AEW and DMB. The Company believes that amounts generated from operations, additional borrowings and capital contributions will provide funds adequate to finance its homebuilding activities and meet its debt service requirements.

     On November 7, 1996, the Company completed an asset sale transaction in which it sold to DMB/AEW Land Holdings One, LLC, an affiliate of DMB and AEW, for cash, $25.5 million of assets the Company had previously designated as land held for sale. Proceeds from the sale were used to reduce the outstanding balance on the Company's old credit facility. This sale also created additional acquisition and development fund availability under the Company's old credit facility. The Company has entered into a management agreement with the DMB/AEW affiliate pursuant to which the Company will receive a fixed monthly fee through September 30, 1997 for the management and marketing of the land to third party buyers. At March 31, 1997, the Company has earned approximately $496,000 in marketing commissions which are classified as receivables in the accompanying consolidated balance sheet. To the extent the cash proceeds from the sale of the property to a third party exceeds certain thresholds, the Company will participate in excess profits.

     The Company finances its homebuilding, land development and mortgage operations as discussed below:

     Construction and Acquisition and Development Financing - Effective April 30, 1997, the Company entered into a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "new facility"). The new facility replaced the Company's existing $150 million revolving facility (the "old facility"). The new facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of (a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. Through June 30, 1997, the new facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. On July 1, 1997, the interest rate and commitment fee will be reduced if the Company meets certain financial ratios. The new facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At March 31, 1997, $64.0 million was outstanding and $10.8 million was available under the old facility.

     Additionally, the Company has a $23.3 million revolving construction and A&D facility for Westbrook Village ("WBV"). The WBV facility includes a $12.5 million construction facility and a $10.8 million A&D facility. These facilities accrue interest at prime plus 1.5%, payable monthly, require payment of a commitment fee of 1% per annum and are secured by WBV housing and land inventory. The A&D facility matures on July 1, 1997, and the construction facility matures on January 1, 1998. At March 31, 1997, $6.2 million was outstanding under the construction facility and no amounts were outstanding under the A&D facility. Effective April 30, 1997, the construction facility was reduced to $8.0 million and the A&D facility was reduced to $3.0 million. Additionally, the interest rate was reduced to prime plus 1%.

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

     Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from 9.5% to 15% and are due at various dates. At March 31, 1997, $12.9 million was outstanding under these notes.

     Senior Unsecured Notes - On the Acquisition Date, the Company issued Series A Senior Notes in a principal amount of $60 million and Series B Senior Notes in a principal amount of $10 million. Interest on the Senior Notes accrues at a rate of 12.5% per annum and is payable semi-annually. Both series of Senior
Notes mature on May 1, 2000. The Series B Senior Notes further require prepayments from the proceeds of certain asset sales in excess of $10 million, subject to certain limitations related to the Company's construction A&D facilities. The Senior Notes contain numerous covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

     Subordinated Notes - On the Acquisition Date, the Company issued Series C Subordinated Notes in a principal amount of $35 million ($30 million of which were issued to DMB in connection with its acquisition of the equity of the Company). Interest on the Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually. The Series C Subordinated Notes mature November 1, 2000. The payment of interest in cash on the Series C Subordinated Notes is restricted by certain covenants in the Company's construction and A&D facilities. On May 6, 1996, Eastrich No. 184, LLC acquired $15 million of the Series C Subordinated Notes from DMB. The November 1, 1996 and May 1, 1997 payments of interest were paid in-kind in additional Series C Subordinated Notes.

     On March 15, 1996, DMB invested $10 million in the Company in exchange for $10 million Series D Subordinated Notes. The terms of the Series D Subordinated Notes are identical to the terms of the Series C Subordinated Notes discussed above, except that payments on the Series D Subordinated Notes are subordinate to payments on the Series C Subordinated Notes. On May 6, 1996, Eastrich No. 184, LLC acquired $5 million of the Series D Subordinated Notes from DMB. The November 1, 1996 and May 1, 1997 payments of interest were paid in-kind in additional Series D Subordinated Notes. On March 31, 1997, DMB and AEW invested $5 million each in the Company in exchange for additional Series D Subordinated Notes. Subsequent to March 31, 1997, DMB and AEW invested $12.5 million each in the Company in exchange for additional Series D Subordinated Notes.

     Common Stock - In connection with the consummation of the Reorganization Plan, the Company sold all 1,000 of the authorized shares of Common Stock of the reorganized Company, par value $.01 per share, to DMB. DMB then entered into an option agreement with AEW which, as amended, gave AEW the right to purchase 500 shares of the Common Stock owned by DMB, $15 million of the Series C Subordinated Notes issued to DMB, $5 million of the Series D Subordinated Notes issued to DMB and 50% of the general partner interest held by a DMB affiliate in WBV for an aggregate purchase price of $61.25 million, plus interest. On April 21, 1996, AEW exercised its option, and, on May 6, 1996, the purchase by Eastrich No. 184, LLC (as to all interests except the WBV interest) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, pursuant to the exercise of the option was completed. On December 31, 1996, the Company received additional capital contributions of $5,000,000 each from DMB and AEW.

     Mortgage Debt - The Company finances its mortgage operations with a $10 million revolving credit facility which matures on August 30, 1997. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At March 31, 1997, approximately $1.8 million was outstanding under the facility.

     Inflation

     The homebuilding industry is significantly affected by movements in interest rates. Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to increases in interest rates which affect the cost of the Company's borrowings and impact the

Company's margins and profitability. Further, the Company may have difficulty expanding its operations when opportunities are available or securing financing during a downturn in the homebuilding market. While the Company believes that the move-up family and active adult homebuyers to whom the Company provides housing have been less sensitive to increasing interest rates than the industry as a whole, the Company's business is nonetheless affected. Residential homebuilding companies, including the Company, can be adversely affected by inflation through higher mortgage rates and increased costs for materials and subcontractors, resulting in higher prices, both of which adversely affect buyer demand. Management believes that the impact of inflation on its revenues and costs has not been material.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's success in overcoming negative perceptions on the part of homebuyers as a result of its Bankruptcy Proceedings, the effect of interest rates on demand for the Company's homes, the ability to finance the purchase of additional property and the effect of various loan covenants on the Company's ability to expand operations, and fluctuating margins as a result of product mix and other factors. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
------   -----------------

         The Arizona Actions - On June 5, 1995, June 14, 1995 and October 25, 1995, lawsuits were filed on behalf of a purported class of present and former shareholders of the Company in the Superior Court of the State of Arizona in and for Maricopa County (the "Court") against, among others, certain former officers and directors of the Company (the "Director/Officer Defendants"), entitled Michael A. Isco v. Richard C. Kraemer, et al. (Case No. CV 95-08941), Larry Alexander et al. V. Arthur Andersen LLP, et al. (Case No. CV 95-09509), and Crandon Capital Partners v. Kraemer, et al., respectively (collectively, the "Arizona Actions"). Subsequently, the Arizona Actions were consolidated. The Arizona Actions seek, among other things, unspecified money damages and contain allegations which include violations of Arizona securities law, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The Company is not a named defendant in these lawsuits. Further, the Company's Reorganization Plan provided for the discharge of claims asserted in class action lawsuits against the Company. However, the Company could be required to indemnify certain of the Director/Officer Defendants if such defendants incur expenses or liability in the Arizona Actions and seek indemnification. In connection with the settlement described below, the Director/Officer Defendants agreed to limit their aggregate claim for indemnification in certain circumstances.

         An agreement (the "Settlement Agreement") was previously reached pursuant to which the plaintiffs and the Director/Officer Defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the Director/Officer Defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, $1.5 million, which represents the self-insured retention under the Company's applicable directors' and officers' insurance policies, has been paid by the Company. In addition, the Company paid $250,000 on behalf of DMB. Certain issuers of the Company's directors' and officers' insurance policies, together with the Company, have agreed to fund the balance of the settlement. The Company does not believe that its remaining obligations to directors and officers will exceed its insurance coverage. The Settlement Agreement and any amendments thereto were approved by the Court at a final settlement hearing held on February 14, 1997. The Court's decision is being appealed by Arthur Andersen LLP.

         Shadow Moss Homeowners Association Inc. v. UDC-Universal Development, L.P., dba UDC Homes Limited Partnership, Course View Properties, Inc., Newman Bower Architects, James M. Taylor, and Mulvaney Builders and Associates - This case, which was filed on March 5, 1993, is currently pending in the Horry County, South Carolina Court of Common Pleas. The plaintiff alleges that numerous construction/design defects exist at the Company's Shadow Moss condominium project in North Myrtle Beach, South Carolina. The complaint alleges breach of contract, breach of implied warranties, negligence, strict tort liability and unfair trade practices. The plaintiff initially sought $2,500,000 in actual and consequential damages, punitive damages, costs and attorneys' fees and treble the actual damages as a result of the unfair trade practices claim; however, the plaintiffs now estimate the damages to be in the $300,000 to $550,000 range. CIGNA Insurance Company and Aetna Casualty and Surety Company are each defending the Company under a reservation of rights.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibit
Number            Description of Document
------            -----------------------


10.1 Amended and Restated UDC Master Revolving Line of Credit Loan Agreement (borrowing base) Loan Agreement dated April 30, 1997, among Bank One, Arizona, NA ("BOAZ"), Guaranty Federal Bank, F.S.B. ("Guaranty"), Wells Fargo Bank, National Association ("WFB"), Bank of America National Trust and Savings Association ("BofA"), Norwest Bank Arizona, National Association ("Norwest") and the Company.

10.2 Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of BOAZ in the principal amount of $60,000,000.

10.3 Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of Guaranty in the principal amount of $30,000,000.

10.4 Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of WFB in the principal amount of $40,000,000.

10.5 Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of BofA in the principal amount of $30,000,000.

10.6 Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of Norwest in the principal amount of $10,000,000.

27               Financial Data Schedule

All other exhibits are omitted as the information required is inapplicable.

(b) There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  May 14, 1997                      UDC HOMES, INC.
                                           By: /s/ Garth R. Wieger
                                              ----------------------------------
                                               Garth R. Wieger, Chief Executive
                                               Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                               Date

/s/ Garth R. Wieger             President, Chief Executive          May 14, 1997
---------------------------     Officer and Director
Garth R. Wieger                 (Principal Executive Officer)

/s/ Kenda B. Gonzales           Senior Executive Vice President     May 14, 1997
---------------------------     and Chief Financial Officer
Kenda B. Gonzales               (Principal Financial and Accounting Officer)

/s/ Andrew S. Beams             Vice President and                  May 14, 1997
---------------------------     Corporate Controller
Andrew S. Beams