Form 10-Q
period 1997-06-30
UDC HOMES INC
filed 1997-08-14
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to ______ to _____.

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of August 12, 1997 - Common Stock, $0.01 par value, 1,000 shares.

                        UDC HOMES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets
               June 30, 1997 and September 30, 1996........................... 3

            Consolidated Statements of Operations
               For the three months ended June 30, 1997 and 1996,
               the nine months ended June 30, 1997, the period from
               October 1, 1995 to November 13, 1995,
               and the period from November 14, 1995 to June 30, 1996......... 4

            Consolidated Statements of Cash Flows
               For the nine months ended June 30, 1997, the period from
               October 1, 1995 to November 13, 1995,
               and the period from November 14, 1995 to June 30, 1996......... 5

            Condensed Notes to Consolidated Financial Statements.............. 6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................... 9


                           PART II - Other Information

Item 1.     Legal Proceedings................................................ 17

Item 6.     Exhibits and Reports on Form 8-K................................. 19

Signatures  ................................................................. 20

UDC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
--------------------------------------------------------------------------------

                                                                         June 30,   September 30,
                                                                           1997         1996
                                                                        ---------    ----------
                                                                             (In thousands)
ASSETS

HOMEBUILDING
       Cash and cash equivalents                                        $   2,041    $   2,782
       Receivables                                                          1,624          985
       Housing inventory                                                  129,953      116,555
       Land inventory                                                     145,558      115,286
       Land held for sale                                                   6,053       28,332
       Property and equipment - net                                         9,847       13,216
       Goodwill                                                             3,411        3,545
       Other assets                                                         2,579        4,497
                                                                        ---------    ---------
          Total homebuilding assets                                       301,066      285,198
                                                                        ---------    ---------

MORTGAGE BANKING
       Residential mortgages                                                2,688       10,248
       Other assets                                                          --            897
                                                                        ---------    ---------
          Total mortgage assets                                             2,688       11,145
                                                                        ---------    ---------

TOTAL                                                                   $ 303,754    $ 296,343
                                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

HOMEBUILDING
       Accounts payable                                                 $  37,045    $  35,079
       Accrued interest                                                    10,916       17,478
       Accrued liabilities and expenses                                    16,518       23,624
       Notes payable                                                       60,165       73,062
       Senior unsecured notes payable                                      70,000       70,000
       Subordinated notes payable ($87,813 and $44,628, respectively,
                 due to related parties)                                   91,857       50,262
                                                                        ---------    ---------
          Total homebuilding liabilities                                  286,501      269,505
                                                                        ---------    ---------

MORTGAGE BANKING
       Mortgage line of credit                                              2,505        6,299
       Accrued liabilities and expenses                                        96          308
                                                                        ---------    ---------
          Total mortgage liabilities                                        2,601        6,607
                                                                        ---------    ---------
          Total liabilities                                               289,102      276,112
                                                                        ---------    ---------

MINORITY INTEREST                                                           3,307        4,448
                                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 1,000 shares
          authorized, issued and outstanding                                 --           --
       Additional paid-in capital                                          88,000       78,000
       Accumulated deficit                                                (76,655)     (62,217)
                                                                        ---------    ---------
          Total stockholders' equity                                       11,345       15,783
                                                                        ---------    ---------

TOTAL                                                                   $ 303,754    $ 296,343
                                                                        =========    =========

See Condensed Notes to Consolidated Financial Statements.

UDC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
--------------------------------------------------------------------------------

                                                                                                     Predecessor
                                                              Successor Company                        Company
                                                  -------------------------------------------------  -----------
                                                                                        Period from  Period from
                                                   Three Months Ended      Nine Months  November 14,  October 1,
                                                         June 30,             Ended         to           to
                                                  ---------------------      June 30,     June 30,   November 13,
                                                     1997        1996         1997          1996        1995
                                                  ---------    ---------    --------     ---------    ---------
                                                                         (In thousands)
REVENUES
     Housing sales                                $  98,757    $ 116,148    $ 264,388    $ 248,351    $  29,624
     Mortgage and finance operations, net               325          614          780          850           28
     Other                                              718           14        1,388         --           --
                                                  ---------    ---------    ---------    ---------    ---------
        Total revenues                               99,800      116,776      266,556      249,201       29,652
                                                  ---------    ---------    ---------    ---------    ---------
COSTS AND EXPENSES
   Homebuilding
     Cost of housing sales                           84,515      102,088      225,303      221,892       27,270
     Selling and administrative expenses             17,356       11,154       44,361       25,782        4,969
     Interest, net                                    3,943        5,850       11,033       14,421          568
     Other                                              121         --            297          366           35

Equity in losses of unconsolidated partnerships        --            355         --            900         --

Cost of company reorganization                         --           --           --           --          7,051
                                                  ---------    ---------    ---------    ---------    ---------
        Total costs and expenses                    105,935      119,447      280,994      263,361       39,893
                                                  ---------    ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                         (6,135)      (2,671)     (14,438)     (14,160)     (10,241)

INCOME TAXES                                           --           --           --           --           --
                                                  ---------    ---------    ---------    ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEMS                      (6,135)      (2,671)     (14,438)     (14,160)     (10,241)

EXTRAORDINARY ITEMS
     Gain on debt discharge                            --           --           --           --         50,264
     Fresh start reporting adjustment                  --           --           --           --        (14,069)
                                                  ---------    ---------    ---------    ---------    ---------

NET (LOSS) INCOME                                 $  (6,135)   $  (2,671)   $ (14,438)   $ (14,160)   $  25,954
                                                  =========    =========    =========    =========    =========

See Condensed Notes to Consolidated Financial Statements

UDC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
--------------------------------------------------------------------------------

                                                                                                       Predecessor
                                                                            Successor Company            Company
                                                                       ----------------------------  --------------
                                                                                       Period from     Period from
                                                                       Nine Months     November 14,     October 1,
                                                                          Ended             to              to
                                                                         June 30,        June 30,      November 13,
                                                                           1997            1996            1995
                                                                       -----------      -----------  --------------

                                                                                     ( In thousands )
OPERATING ACTIVITIES:
      Net (loss) income                                                  $(14,438)      $(14,160)      $ 25,954
      Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                        687          3,347            536
         Minority Interest                                                 (1,141)          --             --
         Fresh start reporting adjustment                                    --             --           14,069
         Gain on debt discharge                                              --             --          (50,264)
         Equity in losses of unconsolidated partnerships                     --              900           --
      Changes in assets and liabilities:
         Receivables                                                         (639)         1,909            259
         Other assets                                                       2,815           (260)        (1,015)
         Housing inventory                                                (13,372)       (22,763)        10,890
         Land inventory and land held for sale                             (4,381)        45,926          4,328
         Receivables from affiliated partnerships                            --            1,620             95
         Accounts payable                                                   1,966             38         (2,963)
         Accrued liabilities and expenses                                  (7,285)         8,278          4,655
                                                                         --------       --------       --------

               Net cash (used in ) provided by operating activities       (35,788)        24,835          6,544
                                                                         --------       --------       --------

INVESTING ACTIVITIES:
      Decrease in mortgage-backed securities and residential mortgages      7,560          2,134          6,390
      Additions to property and equipment                                    (822)        (2,487)            13
                                                                         --------       --------       --------

               Net cash  provided by investing activities                   6,738           (353)         6,403
                                                                         --------       --------       --------

FINANCING ACTIVITIES:
      Capital contribution                                                 10,000           --             --
      Decrease in notes payable to financial institutions                 (12,897)       (50,017)       (11,492)
      Proceeds from issuance of subordinated notes                         35,000         10,000         30,000
      Proceeds from issuance of common stock                                 --             --           78,000
      Payment of liabilities subject to compromise                           --             --          (83,000)
      Payments on collateralized mortgage obligations                        --           (3,185)          (247)
      Decrease in mortgage line of credit                                  (3,794)        (1,661)        (5,799)
                                                                         --------       --------       --------

               Net cash provided by (used in) financing activities         28,309        (44,863)         7,462
                                                                         --------       --------       --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (741)       (20,381)        20,409

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                          2,782         25,000          4,591
                                                                         --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $  2,041       $  4,619       $ 25,000
                                                                         ========       ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest, net of amounts capitalized                 $ 11,053       $ 12,542       $    254
                                                                         ========       ========       ========

See Condensed Notes to Consolidated Financial Statements.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1.   BASIS OF PRESENTATION

         On May 17, 1995, UDC Homes, Inc. (the "Predecessor Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). On October 3, 1995, the Predecessor Company's reorganization plan, as amended (the "Reorganization Plan"), was approved by the United States Bankruptcy Court. Under the Reorganization Plan, DMB Property Ventures Limited Partnership ("DMBLP") entered into an agreement to acquire 100% of the equity (the "Acquisition") of the company that emerged from the Bankruptcy Proceedings (the "Company"). On November 14, 1995 ("Acquisition Date"), DMB Residential LLC ("DMB"), an affiliate of DMBLP, completed the Acquisition and, as of that date, the financial statements of the Company reflect the cost of DMB's acquisition of the Company, utilizing the purchase method of accounting ("Acquisition Cost Basis"). Accordingly, the statements of operations and the statements of cash flows for the nine months ended June 30, 1996 reflect the operations of the Predecessor Company under fresh start reporting for the period from October 1, 1995 to November 13, 1995, and the accounts of the Company on the Acquisition Cost Basis from November 14, 1995 to June 30, 1996.

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

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 130 on "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and changes the reporting of certain items currently in the equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on its financial statements.

2.   NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                             June 30,      September 30,
                                               1997            1996
                                           -------------   --------------

          Revolving Credit Facility            $ 48,948     $     34,165
          Westbrook Village Facility              5,409            4,266
          Transoccidental Note                      448           13,011
          Other                                   5,360           21,620
                                           -------------   --------------
                                               $ 60,165     $     73,062
                                           =============   ==============

         Effective April 30, 1997, the Company entered into a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "new facility"). The new facility replaced the Company's existing $150 million revolving credit facility (the "old facility"). The new facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of (a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. The new facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. Subsequent to July 1, 1997, the interest rate and commitment fee may be reduced if the Company meets certain financial ratios. The new facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At June 30, 1997, $48.9 million was outstanding and $31.3 million was available under the new facility.

3.   HOUSING INTEREST

         Housing interest incurred is capitalized and expensed through cost of housing sales, as they relate to housing and land inventories. The components of housing interest are as follows (in thousands):

                                           Three Months Ended Nine Months Ended
                                                  June 30,          June 30,
                                             ---------------  -----------------
                                               1997    1996     1997     1996
                                             ------- -------  -------- --------


      Interest costs incurred                $ 8,467 $ 8,555  $ 21,695 $ 23,817

      Less:  interest capitalized              4,524   2,705    10,662    8,828
                                             ------- -------  -------- --------

      Interest expensed, net                 $ 3,943 $ 5,850  $ 11,033 $ 14,989
                                             ======= =======  ======== ========

      Amortization of capitalized interest
         included in cost of  housing sales  $ 2,333 $ 2,473  $  6,618 $  5,151
                                             ======= =======  ======== ========

         Interest on pre-petition, unsecured debt was suspended on the commencement of the Bankruptcy Proceedings. Had the accrual of interest not been suspended, interest incurred and interest expensed for the period from October 1, 1995 to November 13, 1995 would have increased by approximately $3,000,000 and $300,000, respectively.


 4.   CONTINGENCIES AND LEGAL MATTERS

         During 1995, three lawsuits were filed against certain former officers and directors of the Predecessor Company alleging violation of securities laws, fraud and negligence. These former directors and officers may be entitled to indemnification by the Company. A $12.75 million settlement has been approved by the Arizona Superior Court, under which the Company has paid $1,500,000, representing the self-insured retention under its directors and officers policies. In addition, the Company paid $250,000 on behalf of DMB. Certain of the Company's officers and directors insurance policy issuers, together with the Company's insurance carriers, have agreed to fund the balance of the settlement. The Company does not believe that any other obligations to officers and directors will exceed its coverage under its officers and directors insurance policies.

         The Company is a defendant in several lawsuits that arise from or are related to the conduct of the Company's business. The Company does not believe that the ultimate resolution of these cases will materially affect the financial position, results of operations or cash flows of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  ----------------------------------------------------------------------
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

Revenues

     The following table presents comparative housing revenues, deliveries and average sales price for the periods indicated:

                                        Three Months Ended   Nine Months Ended
                                             June 30,             June 30,
                                       -------------------- --------------------
                                          1997       1996      1997       1996
                                       ---------  --------- ---------  ---------
Arizona and California:
  Family revenue (000s)...............  $ 75,815   $ 93,800  $192,794  $ 213,006
  Retirement revenue (000s)...........  $ 22,942   $ 22,348  $ 71,594  $  59,846
  Units delivered.....................       486        572     1,285      1,294
  Average sales price.................  $203,200   $203,000  $205,800  $ 210,900
  Change from prior year..............   (15.0)%      20.3%    (3.0)%        .5%
  Change due to volume................   (15.0)%      22.5%     (.7)%     (4.6)%
  Change due to average sales price...      -        (2.2)%    (2.3)%       5.1%

Southeast:
  Housing revenue (000s)..............      -          -         -     $   5,123
  Units delivered.....................      -          -         -            26
  Average sales price.................      -          -         -     $ 197,000

     The decrease in units delivered for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 resulted from decreased deliveries in Arizona and California. The decrease in average sales price for the nine months ended June 30, 1997 compared to the prior period resulted from changes in the mix of product types sold.

Net Orders

     The following table presents comparative net orders by region for the periods indicated (dollars in thousands):

                                   Three Months Ended       Nine Months Ended
                                        June 30,                 June 30,
                                 ----------------------  -----------------------
                                    1997        1996        1997         1996
                                 ----------  ----------  ----------  -----------
Arizona:
  Dollars......................    $70,246     $65,232    $225,481     $214,510
  Units ordered................        343         353       1,163        1,161
  Average sales price..........    $   205     $   185    $    194     $    185

California:
  Dollars......................    $45,040     $33,739    $ 94,244     $ 90,315
  Units ordered................        202         125         397          344
  Average sales price..........    $   223     $   270    $    237     $    263

Southeast:
  Dollars......................     -           -           -          $  3,993
  Units ordered................     -           -           -                21
  Average sales price..........     -           -           -          $    190

Company total:
  Dollars......................   $115,286    $ 98,971    $319,725     $308,818
  Units ordered................        545         478       1,560        1,526
  Average sales price..........   $    212    $    207    $    205     $    202

     Net orders represent the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations. The decrease in the average sales price in California was due to changes in the mix of product types sold and fewer orders in northern California which have higher sales prices.

Backlog

     Backlog represents homes pending delivery, for which the Company has received purchase deposits and signed sales contracts. The following table presents comparative backlog by region (dollars in thousands):

                                                        June 30,
                                                ------------------------
                                                   1997         1996
                                                -----------  -----------
             Arizona:
               Dollars.....................       $164,013     $150,038
               Units.......................            818          801
               Average sales price.........       $    201     $    187

             California:
               Dollars.....................       $ 55,809     $ 55,669
               Units.......................            220          200
               Average sales price.........       $    254     $    278

             Company total:
               Dollars.....................       $219,822     $205,707
               Units.......................          1,038        1,001
               Average sales price.........       $    212     $    206

Gross Margins, Selling and Administrative Expenses and Interest, Net

     The following table presents comparative information related to gross margins, selling and administrative expenses ("S&A") and interest, net for homebuilding for the periods indicated (dollars in thousands):

                                            Three Months Ended                   Nine Months Ended
                                                June 30,                              June 30,
                                 ------------------------------------  ------------------------------------
                                        1997              1996                1997              1996
                                 -----------------  -----------------  -----------------  -----------------
                                  Dollars      %     Dollars     %      Dollars     %      Dollars     %
                                 ---------  ------  ---------  ------  ---------  ------  ---------  ------
Revenue from housing sales        $ 98,757  100.0%  $ 116,148  100.0%  $ 264,388  100.0%  $ 277,975  100.0%
Cost of housing sales               84,515   85.6%    102,088   87.9%    225,303   85.2%    249,162   89.6%
                                  --------  -----   ---------  -----   ---------  -----   ---------  -----
Gross margin                        14,242   14.4%     14,060   12.1%     39,085   14.8%     28,813   10.4%

S & A expenses (including
   reorganization costs)            17,356   17.6%     11,154    9.6%     44,361   16.8%     37,802   13.6%
                                  --------  -----   ---------  -----   ---------  -----   ---------  -----
Operating (loss) income
   from homebuilding                (3,114)  (3.2%)     2,906    2.5%     (5,276)  (2.0%)    (8,989)  (3.2%)

Interest, net                       (3,943)  (4.0%)    (5,850)  (5.0%)   (11,033)  (4.2%)   (14,989)  (5.4%)
                                  --------  -----   ---------  -----   ---------  -----   ---------  -----

Pre-tax (loss) from homebuilding  $ (7,057)  (7.2%) $  (2,944)  (2.5%) $ (16,309)  (6.2%) $ (23,978)  (8.6%)
                                  ========  =====   =========  =====   =========  =====   =========  =====

     Gross margins increased during fiscal 1997 compared to fiscal 1996 primarily due to reduced amortization of purchased profit , which was recorded as a result of the Acquisition, from $1.8 million and $8.4 million for the three and nine months ended June 30, 1996 , respectively, to $.4 million and $1.2 million for the three and nine months ended June 30, 1997, respectively. Additionally, margins were artificially low during the first nine months of fiscal 1996 due to price reductions enacted during calendar 1995 to entice buyers who may have been hesitant to purchase a UDC home because of its Bankruptcy Proceedings.

     The following table presents the components of selling and administrative expenses for the periods indicated (dollars in thousands):

                                                      Three Months Ended       Nine Months Ended
                                                           June 30,                 June 30,
                                                    ----------------------  -----------------------
                                                       1997        1996        1997         1996
                                                    ----------   ---------  ----------  -----------
Selling and administrative expenses:
  Variable components..........................     $   7,064    $  5,930   $  16,638    $  15,031
  Fixed components.............................        10,292       5,224      27,723       15,720
  Cost of company reorganizations..............           -           -           -          7,051
                                                    ----------   ---------  ----------  -----------

Total selling and administrative expenses:          $  17,356    $ 11,154   $  44,361    $  37,802
                                                    ==========   =========  ==========  ===========

As a percentage of revenues from housing sales:
  Variable components..........................          7.2%        5.1%        6.3%         5.4%
  Fixed components.............................         10.4%        4.5%       10.5%         5.7%
  Cost of company reorganizations..............           -           -           -           2.5%
                                                    ----------   ---------  ----------  -----------

Total selling and administrative expenses:              17.6%        9.6%       16.8%        13.6%
                                                    ==========   =========  ==========  ===========

     The variable component of selling and administrative expenses includes sales commissions, advertising, model maintenance and model furniture amortization. Variable selling and administrative expenses as a percentage of housing sales increased for the three and nine month periods in fiscal 1997 compared to the same periods in fiscal 1996 due to increases in model maintenance and model furniture amortization.

     The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses increased in the three and nine month periods in fiscal 1997 compared to the same periods in fiscal 1996 primarily due to increased customer service, settlement costs and increased professional fees. Additionally, the Company has experienced increased information systems consulting expenditures as well as increased office related expenses.

Mortgage Operations

     Through May 31, 1997 the Company's mortgage banking operations were exclusively conducted through its wholly-owned subsidiary, UDC Mortgage, Inc. Effective June 1, 1997, the Company formed a joint venture with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions as well as all profit and loss distributions be split 50/50. The Company's investment in this joint venture is being accounted for using the equity method of accounting. At June 30, 1997, the Company's investment was approximately $126,000 and is included in prepaids and other assets in the accompanying consolidated balance sheets.

     UDC Mortgage, Inc. is currently winding down its operations but will continue to operate until all mortgage loans in process at June 1, 1997 have been originated and sold. The following table presents operating information for UDC Mortgage, Inc. for the periods indicated (dollars in thousands):

                                               Three Months Ended      Nine Months Ended
                                                    June 30,               June 30,
                                             ----------------------  ---------------------

                                               1997         1996       1997        1996
                                             ---------    ---------  ---------  ----------
Number of loans originated.................     186          247        526         598

Revenues...................................  $  607       $  986     $1,699     $ 2,237
General and administrative expenses........     295          522        997       1,543
                                             ---------    ---------  ---------  ----------
Operating income from mortgage banking.....     312          464        702         694
Interest, net..............................      13          150         78         184
                                             ---------    ---------  ---------  ----------
Pre-tax profit from mortgage banking.......  $  325       $  614     $  780     $   878
                                             =========    =========  =========  ==========

     General and administrative expenses decreased in fiscal 1997 compared to fiscal 1996 primarily as a result of the relief of excess reserves and accruals and a reduction in legal fees paid. Additionally, staff and overhead levels have decreased in anticipation of the close out of operations.

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

     On November 7, 1996, the Company completed an asset sale transaction in which it sold to DMB/AEW Land Holdings One, LLC, an affiliate of DMB and AEW, for cash, $25.5 million of assets the Company had previously designated as land held for sale. Proceeds from the sale were used to reduce the outstanding balance on the Company's old credit facility. This sale also created additional acquisition and development fund availability under the Company's old credit facility. The Company entered into a management agreement with the DMB/AEW affiliate pursuant to which the Company received a fixed monthly fee for the management and marketing of the land to third party buyers. Through June 30, 1997, the Company has earned approximately $496,000 in fees pursuant to this agreement. To the extent the cash proceeds from the sale of the property to a third party exceeds certain thresholds, the Company will participate in excess profits.

The Company has entered into option agreements with DMB/AEW Land Holdings Two, LLC, an affiliate of DMB and AEW, which provide for the purchase of up to 805 lots in Arizona and Southern California. As of June 30, 1997, the Company had purchased 211 lots pursuant to the terms of the option agreements.

The Company finances its homebuilding, land development and mortgage operations as discussed below:

     Construction and Acquisition and Development Financing - Effective April 30, 1997, the Company entered into a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "new facility"). The new facility replaced the Company's existing $150 million revolving facility (the "old facility"). The new facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of (a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. The new facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. Subsequent to July 1, 1997, the interest rate and commitment fee may be reduced if the Company meets certain financial ratios. The new facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At June 30, 1997, $48.9 million was outstanding and $31.3 million was available under the new facility.

     Additionally, the Company has a revolving construction and A&D facility, as amended on June 28, 1997, for Westbrook Village ("WBV") which consists of an $8.0 million construction facility and a $2.728 million A&D facility. These facilities accrue interest at prime plus 1%, payable monthly, require payment of a commitment fee of 1% per annum and are secured by WBV housing and land inventory. The A&D facility matures on March 31, 1998 and the construction facility matures on January 1, 1999. At June 30, 1997, $5.4 million was outstanding and $4.3 million was available under these facilities.

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

     Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from 9.5% to 15% and are due at various dates. At June 30, 1997, $5.8 million was outstanding under these notes.

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

     On March 15, 1996, DMB invested $10 million in the Company in exchange for $10 million Series D Subordinated Notes. The terms of the Series D Subordinated Notes are identical to the terms of the Series C Subordinated Notes discussed above, except that payments on the Series D Subordinated Notes are subordinate to payments on the Series C Subordinated Notes. On May 6, 1996, Eastrich No. 184, LLC acquired $5 million of the Series D Subordinated Notes from DMB. During fiscal 1997, DMB and AEW have invested $17.5 million each in the Company in exchange for additional Series D Subordinated Notes. The November 1, 1996 and May 1, 1997 payments of interest were paid in-kind in additional Series D Subordinated Notes.

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

     Mortgage Debt - The Company finances its mortgage operations with a $10 million revolving credit facility which matures on August 30, 1997. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At June 30, 1997, approximately $2.5 million was outstanding under the facility.

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

         An agreement (the "Settlement Agreement") was previously reached pursuant to which the plaintiffs and the Director/Officer Defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the Director/Officer Defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, $1.5 million, which represents the self-insured retention under the Company's applicable directors' and officers' insurance policies, has been paid by the Company. In addition, the Company paid $250,000 on behalf of DMB. Certain issuers of the Company's directors' and officers' insurance policies, together with the Company's insurance carriers, have agreed to fund the balance of the settlement. The Company does not believe that its remaining obligations to directors and officers will exceed its insurance coverage. The Settlement Agreement and any amendments thereto were approved by the Court at a final settlement hearing held on February 14, 1997. The Court's decision is being appealed by Arthur Andersen LLP.

         Shadow Moss Homeowners Association Inc. v. UDC-Universal Development, L.P., dba UDC Homes Limited Partnership, Course View Properties, Inc., Newman Bower Architects, James M. Taylor, and Mulvaney Builders and Associates - This case, which was filed on March 5, 1993, is currently pending in the Horry County, South Carolina Court of Common Pleas. The plaintiff alleges that numerous construction/design defects exist at the Company's Shadow Moss condominium project in North Myrtle Beach, South Carolina. The complaint alleges breach of contract, breach of implied warranties, negligence, strict tort liability and unfair trade practices. The plaintiff initially sought $2,500,000 in actual and consequential damages, punitive damages, costs and attorneys' fees and treble the actual damages as a result of the unfair trade practices claim; however, the plaintiffs now estimate the damages to be in the $300,000 to $550,000 range. CIGNA Insurance Company and Aetna Casualty and Surety Company are each defending the Company under a reservation of rights. Subsequent to June 30, 1997, this matter was settled for approximately $375,000, of which approximately $80,000 will be funded by the Company.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibit
Number            Description of Document
------            -----------------------

4.1 $7,783,886 aggregate principal amount of Series C Subordinated Notes due 2000. Terms identical to previously issued Series C Notes, incorporated by reference from the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

4.2               $36,904,122   aggregate   principal   amount   of   Series   D
                  Subordinated Notes due 2000. Terms identical to previously issued Series D Notes, incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.

27                Financial Data Schedule

All other exhibits are omitted as the information required is inapplicable.

(b) There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 14, 1997               UDC HOMES, INC.
                                    By:  /s/ Garth R. Wieger
                                       -----------------------------------------
                                       Garth R. Wieger, Chief Executive Officer,
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/ Garth R. Wieger           President, Chief Executive         August 14, 1997
--------------------------    Officer and Director
Garth R. Wieger               (Principal Executive Officer)


/s/ Kenda B. Gonzales         Senior Executive Vice President    August 14, 1997
--------------------------    and Chief Financial Officer
Kenda B. Gonzales             (Principal Financial and Accounting Officer)


/s/ Andrew S. Beams           Vice President and                 August 14, 1997
--------------------------    Corporate Controller
Andrew S. Beams
                                       20