Form 10-K405
period 1997-09-30
UDC HOMES INC
filed 1997-12-29
CIK 890326

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to ________ to
         _______.

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 1, 1997 was $0.00 as all such stock is held by affiliates. As of November 1, 1997, the Registrant had 1,000 shares of Common Stock outstanding.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

                    Documents incorporated by reference: None

                                 UDC HOMES, INC.
                             FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Business..............................................................2
Item 2.  Properties...........................................................11
Item 3.  Legal Proceedings....................................................12
Item 4.  Submission of Matters to a Vote of Security Holders..................12

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................13
Item 6.  Selected Financial Data..............................................14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................16
Item 8.  Financial Statements and Supplementary Data..........................28
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................29

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................30
Item 11. Executive Compensation...............................................32
Item 12. Security Ownership of Certain Beneficial Owners and Management.......36
Item 13. Certain Relationships and Related Transactions.......................37

                                     PART IV

Item 14. Exhibits,  Financial Statement Schedules, and Reports on Form 8-K....39

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

         The Company has extensive experience in the homebuilding business, having built and closed more than 30,350 homes since its formation in 1968. As of September 30, 1997, the Company was developing and/or marketing for sale housing products in 35 different subdivisions in Arizona and California. In the fiscal year ended September 30, 1997 ("fiscal 1997"), UDC closed 1,854 homes at an average sales price of $205,000 compared to 1,951 homes at an average sales price of $206,000 in the fiscal year ended September 30, 1996 ("fiscal 1996"). The fiscal 1997 closings resulted in $380.7 million in housing revenues. During fiscal 1997, the Company received 2,042 net sales orders, representing an aggregate sales value of $421.3 million, an increase of 7% from the aggregate sales value achieved in fiscal 1996. At September 30, 1997, the Company had a sales backlog (represented by signed contracts with deposits from buyers) of 951 sold homes, representing an aggregate sales value of $204.4 million and a 27% increase from the sales value of the Company's backlog at September 30, 1996.

         UDC seeks to be a leading homebuilder in each of the geographic markets in which it operates. The Company's Arizona operations, which are located principally in the Phoenix metropolitan area, generated 68% of the Company's revenues in fiscal 1997. In the metropolitan Phoenix market, the second largest housing market in the United States based upon single family housing permits issued in calendar year 1996, UDC was the fourth largest homebuilder based on housing permits issued. For calendar year 1997, the metropolitan Phoenix area is expected to retain its number two national ranking and the Company expects to be the third largest homebuilder in the Phoenix metropolitan area based on permits issued. The Company's California operations are located in the southern California markets of Los Angeles and San Diego and the San Francisco Bay area of northern California. In the San Francisco Bay area, the Company has targeted a market niche consisting of retirement home buyers seeking gate-guarded golf course communities. California operations accounted for 32% of the Company's fiscal 1997 revenues. The Company's geographic concentration and limited number of projects may make the Company vulnerable to regional economic downturns or other adverse project-specific matters.

         During fiscal year 1995, the Company decided to discontinue its operations in the Southeast markets of North Carolina, Florida and Georgia (the "Southeast Operations"). The Company has liquidated all remaining assets of its Southeast Operations. Unless otherwise noted, the information presented in this Form 10-K describes only the Company's continuing operations located in Arizona and California.

         The Company commenced proceedings under Chapter 11 of the United States Bankruptcy Code on May 17, 1995 in order to restructure its indebtedness and other liabilities. The Company's plan of reorganization (the "Plan") was confirmed on October 3, 1995 by the United States Bankruptcy Court for the District of Delaware and was consummated on November 14, 1995. Pursuant to a stock purchase agreement (the "Stock Purchase Agreement") dated May 16, 1995 between the Company and DMB Property Ventures Limited Partnership ("DMBLP"), on November 14, 1995 ("Acquisition Date") DMB Residential L.L.C. ("DMB"), an affiliate of DMBLP, purchased from the Company (the "Acquisition") for an aggregate purchase price of $108 million all of the new common stock of the Company (the "Common Stock") and $30 million in principal amount of Series C Subordinated Notes. On the Acquisition Date, the Company also issued, pursuant to the Plan, $70 million aggregate principal amount of 12.5% Series A Senior Notes due 2000 (the "Series A Senior Notes") and 12.5% Series B Senior Notes due 2000 (the "Series B Senior Notes"). The Series A Senior Notes and the Series B Senior Notes are referred to collectively as the "Senior Notes". On March 15, 1996, the Company issued $10 million principal amount of 14.5% Series D Subordinated Notes to DMB.

         On May 6, 1996, pursuant to an option agreement between DMB and AEW Partners, L.P. ("AEW"), Eastrich No. 184 LLC (as to all interests except the Westbrook Village Venture ("WBV")), and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, acquired from DMB 500 shares of the Common Stock owned by DMB, $15 million principal amount of the Series C Subordinated Notes owned by DMB, $5 million principal amount of the Series D Subordinated Notes owned by DMB and 50% of the general partner interest held by a DMB affiliate in WBV. The operations of WBV are conducted pursuant to a joint venture agreement in which the Company and affiliates of DMB and AEW own 77.5%, 11.25% and 11.25% equity interests, respectively.

         During fiscal 1997 DMB and AEW invested $17.5 million each in the Company in exchange for additional Series D Subordinated Notes and $5 million each in additional capital contributions.

The Housing Industry

         The housing industry has historically been a cyclical industry driven by numerous factors beyond the control of market participants, such as general economic conditions, inflation rates and the cost and availability of financing. In addition, the homebuilding business is subject to numerous inherent risks such as adverse local and national real estate market conditions, supply of and demand for particular types of properties, changing environmental, zoning and other governmental regulation, the level of real estate taxes, changes in federal tax laws, the cost of materials and labor, availability of financing, the need to expend significant amounts of capital on communities before significant revenues are generated, overbuilding, increased competition and changes in interest rates.

UDC's Markets

         UDC currently focuses on providing homes primarily for two demographic markets: move-up family buyers and retirees. By developing within master-planned communities designed specifically for these population markets, the Company has targeted what it believes to be among the fastest growing home buyer markets. UDC's sales in its family market, which is comprised primarily of move-up homes, accounted in fiscal 1997 for approximately 74% of the Company's revenues. In the family market, UDC offers homes which range in size from 1,410 to 3,850 square feet with base sales prices which range from $115,000 to $453,000. UDC's sales in the retirement market accounted in fiscal 1997 for approximately 26% of the Company's revenues. In the retirement market, UDC offers homes which range in size from 1,363 to 3,340 square feet with base sales prices which range from $105,000 to $625,000. The Company believes that its strategy of concentrating on the move-up family and retirement home buyer is consistent with national demographic trends projected by the U.S. Department of Commerce-Bureau of the Census, which indicate that the portion of the population age 45 and over, which constitute the principal purchasers of the Company's move-up family and retirement homes, will grow at a greater rate than the general population through 2003 and will control a disproportionate amount of the nation's disposable income.

         The total number of homes closed by the Company (excluding Southeast operations) for each of the years ended September 30, 1993 through 1997 are set forth in the following table.

                                              Homes Closed - Units
                             ---------------------------------------------------
                                           Years Ended September 30,
                             ---------------------------------------------------
                                 1997      1996      1995      1994      1993
                                -----     -----     -----     -----     -----

Family:

   Arizona ................       989     1,117     1,071     1,194     1,253

   California .............       379       344       349       514       352
                                -----     -----     -----     -----     -----
Family Total ..............     1,368     1,461     1,420     1,708     1,605
                                -----     -----     -----     -----     -----

Retirement:

   Arizona ................       371       327       314       427       420

   California .............       115       163       110       127       165
                                -----     -----     -----     -----     -----
Retirement Total ..........       486       490       424       554       585
                                -----     -----     -----     -----     -----

Family and Retirement Total     1,854     1,951     1,844     2,262     2,190
                                =====     =====     =====     =====     =====


         The following table reflects the percentage of UDC revenues from housing sales for the prior five years.

                                                Housing Revenues
                             ---------------------------------------------------
                                           Years Ended September 30,
                             ---------------------------------------------------
                                 1997      1996      1995      1994      1993
                                -----     -----     -----     -----     -----

Family:

   Arizona .................       50%       54%       56%       49%       55%

   California ..............       24        25        24        27        21
                                  ---       ---       ---       ---       ---
Family Total ...............       74%       79%       80%       76%       76%
                                  ---       ---       ---       ---       ---

Retirement:

   Arizona .................       18%       14%       14%       16%       17%

   California ..............        8         7         6         8         7
                                  ---       ---       ---       ---       ---
Retirement Total ............      26%       21%       20%       24%       24%
                                  ---       ---       ---       ---       ---
                                  100%      100%      100%      100%      100%
                                  ===       ===       ===       ===       ===

Family
         Arizona - UDC currently sells primarily move-up homes in 20 communities geographically dispersed in each of the Phoenix metropolitan area's strongest housing markets. UDC builds detached stucco homes with tile roofs which range in size from 1,410 to 3,850 square feet, with base sales prices from $115,000 to $331,000. UDC builds in both selected individual subdivisions and in master-planned communities that offer various amenities including championship golf courses, tennis courts, parks and scenic views.

         California - In San Diego and Los Angeles, the Company is primarily selling detached and attached move-up family homes in the counties of Riverside, Orange and San Diego. In San Diego, the Company is currently selling homes in six communities with homes ranging in size from 1,412 to 3,340 square feet, with base sales prices from $133,000 to $453,000. In Los Angeles, the Company is currently selling homes in two communities with homes ranging in size from 1,756 to 2,467 square feet, with base sales prices from $158,000 to $248,000.

Retirement
         Arizona - UDC has sold retirement homes in its two current major retirement communities, Westbrook Village and MountainBrook Village, since 1982 and 1989, respectively. At these communities, which together consist of six active subdivisions, UDC builds detached and attached stucco homes with tile roofs ranging in size from 1,363 to 2,578 square feet, with base sales prices from $105,000 to $216,000. At both communities, retirement home buyers have access to social and recreational amenities, including championship golf courses, tennis courts, recreational centers and scenic views. Westbrook Village is expected to have approximately 3,800 homes (263 homesites were remaining at September 30, 1997) and 7,000 residents upon completion, and MountainBrook Village is expected to have approximately 1,700 homes (817 homesites were remaining at September 30, 1997) and 3,000 residents upon completion.

         California - UDC entered the northern California market in 1984 with the acquisition of two age-restricted master-planned retirement communities, Rossmoor in Walnut Creek and The Villages in San Jose. These communities offer 24-hour gated security features and a full range of amenities for their home buyers, including championship golf courses, tennis courts, recreational centers and scenic views. UDC builds attached and detached stucco homes with tile roofs in these communities ranging in size from 1,629 to 3,340 square feet, with base sales prices from $280,000 to $625,000. Rossmoor is expected ultimately to provide housing for more than 10,000 residents in 7,000 homes (298 homesites were remaining at September 30, 1997). The Villages, a 1,200-acre master-planned community, is expected to provide housing for more than 5,000 residents in 3,000 homes (239 homesites were remaining at September 30, 1997) upon completion.

Mortgage Related Operations

         Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture with Norwest Ventures, Inc. (entitled UDC Mortgage ) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses, will be split 50/50. UDC Mortgage Corp. is currently winding down its operations but will continue to operate until all mortgage loans in process prior to the formation of the joint venture have been originated and sold (anticipated to be during the first fiscal quarter of 1998).

         UDC Mortgage serves an important role in the Company's sale of its homes by assisting purchasers in obtaining financing to purchase their homes. During fiscal 1997, approximately 98% of the Company's home buyers purchased their home with the assistance of mortgage financing and approximately 66% of home buyers who financed their housing purchases did so through UDC Mortgage or UDC Mortgage Corp; the average loan amount for mortgages orginated by these entities during fiscal 1997 was approximately $151,000. As a mortgage banker, UDC Mortgage underwrites its mortgages to comply with secondary market mortgage underwriting standards. Accordingly, its loan criteria are consistent with those of traditional mortgage lenders in its respective markets. Based upon UDC Mortgage's continued eligibility to participate in federally sponsored secondary mortgage market programs, the Company believes that home purchasers obtaining mortgage financing through UDC Mortgage are as credit-worthy as those who apply for mortgages through traditional lenders and that it offers mortgages on terms and eligibility equivalent to that offered by traditional lenders. The Company's policy is to qualify its subdivisions for FNMA and/or Federal Housing Administration/Veterans Administration ("FHA/VA") financing, where appropriate.

Land Inventory

         The following table describes the number of homesites available for future development and sale (excludes units in backlog, speculative units and model homes) at September 30, 1997 by location:


                                           UDC       Land       Joint
                                          Owned     Options    Ventures    Total
                                          --------------------------------------
         Family:

             Arizona ...............      1,938         91       --        2,029

             California ............         30        567       --          597
                                          -----      -----      -----      -----
         Family Total ..............      1,968        658       --        2,626
                                          -----      -----      -----      -----

         Retirement:

             Arizona ...............        703       --          116        819

             California ............        503       --         --          503
                                          -----      -----      -----      -----
         Retirement Total ..........      1,206       --          116      1,322
                                          -----      -----      -----      -----

         Family and Retirement Total      3,174        658        116      3,948
                                          =====      =====      =====      =====

         The Company has entered into land option agreements with certain entities (including affiliates of DMB and AEW) which have available sources of capital. These entities acquire land and grant purchase options to the Company. At September 30, 1997, the Company had land option agreements with affiliated entities which enable the Company to purchase up to 541 lots. The Company also has entered into option agreements with unrelated parties which enable the Company to purchase up to 117 lots. The Company believes that lot prices and other monetary provisions under these agreements with affiliated entities approximated fair value at the date the agreements were entered into. The Company is actively pursuing the acquisition of land to maintain or increase its lot inventory levels in each of its operating divisions. There can be no assurance that the Company will be successful in acquiring land on acceptable terms or in a timely manner.

         Since May 6, 1996, the Company's Westbrook Village operations have been conducted under a joint venture agreement in which UDC and affiliates of DMB and AEW own 77.5%, 11.25% and 11.25% equity interests, respectively.

Sales Activities

         At September 30, 1997, the Company had a sales backlog (represented by signed contracts with deposits from buyers) of $204.4 million comprised of 951 housing units. At September 30, 1996, the Company had a sales backlog of $161.1 million representing 762 units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales Backlog".

         A sale becomes part of backlog upon the Company's receipt of a signed contract and a deposit. However, UDC's sales strategy and marketing program, which provide buyers the right to cancel their purchase contracts based upon specified contingencies, contemplates a certain amount of contract cancellations. The percentage of gross sales contracts which were canceled was approximately 27% in fiscal 1997 and 31% in fiscal 1996. Generally, canceled sales contracts are replaced with new sales contracts within a relatively short time after cancellation. The Company believes that the inability of home buyers to sell their existing homes or to qualify for mortgages historically have been the primary causes of cancellations. The Company also believes that cancellations are sometimes attributable to changes in buyers' personal or employment-related circumstances.

         Except in instances where substantial expenditures on buyer options have been made by the Company in construction, the Company generally has released canceling buyers from their contracts at minimal or no cost. In connection with the Company's marketing to prospective buyers, the Company accepts sales contracts where the buyers retain the right to cancel their purchases subject to certain contingencies, including the sale of the buyers' existing homes and/or qualification for financing. Although this approach results in an increased number of cancellations, the Company believes that the strategy increases the overall number of homes sold and closed.

         Management expects that substantially all units included in backlog as of September 30, 1997 will close and result in revenues to the Company during fiscal 1998, either under the sales contract in backlog or a subsequent sale of the home to a different buyer. See "Business - Competition and Market Factors."

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

         Construction time for the Company's homes depends on the time of year, local labor situations, availability of materials and supplies and other factors. Construction of homes is generally completed within four to six months after construction commences. Although the construction of homes is generally tied to home sales orders to minimize the costs and risk of completed but unsold inventory, some construction may commence prior to UDC's receipt of a purchase contract in order to maintain an inventory for quick delivery or to continue the construction sequence. At September 30, 1997, there were 283 housing units (excluding model homes) at various stages of construction for which a purchase contract was not in effect.

         The Company provides all home buyers standardized warranties subject to specified limitations. The Company's experience has been that the majority of warranty claims are made within the six-month period following the close of the home sale.

Competition and Market Factors

         The residential housing industry is highly competitive. UDC competes in each of its markets with numerous housing producers including regional, national and small custom homebuilders, as well as with the resale of existing housing. UDC's housing products compete on the basis of quality, price, design, location, reputation and amenities. In certain markets and at times when housing demand is high, UDC also competes with other homebuilders in the hiring of subcontractors. Further, UDC competes with other homebuilders, some of which have greater financial resources than UDC, in the acquisition of land and financing. In each of the markets for its operations, UDC believes that there is ample room for growth. The overall market for new housing has historically been cyclical and UDC's business is affected by changes in overall as well as local market conditions.

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

Governmental Regulation and Environmental Considerations

         The Company's business is subject to extensive federal, state and local regulatory requirements and the broad discretion that governmental agencies have in administering those requirements, all of which can prevent, delay, or significantly increase the cost of the Company's developments. Numerous governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of such approvals or permits. Further, third parties can file lawsuits challenging approvals or permits received, which may cause substantial uncertainties and material delays for projects involved and, if successful, could result in approvals or permits being voided. The Company is not currently experiencing any significant delays in obtaining such approvals or permits.

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

Employees

         At November 1, 1997, the Company and its subsidiaries employed 376 persons, including corporate staff, sales personnel, construction personnel and mortgage staff. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good. Certain of UDC's subcontractors employ workers who are represented by labor unions. Such subcontractors have not experienced any significant work stoppages or slowdowns to date at the Company's developments.

Item 2.           Properties
-------           ----------

         UDC's business is administered from its executive offices in Scottsdale, Arizona and three regional offices. These locations are general business offices which are leased by the Company and the Company does not require specialized quarters for its operations.

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

Item  4.          Submission of Matters to a Vote of Security Holders
----  --          ---------------------------------------------------

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.           Market for Registrant's  Common Equity and Related Stockholder
-------           --------------------------------------------------------------
                  Matters
                  -------

         There is currently no established public trading market for the Company's Common Stock. No market is expected to develop in the near term since, as of November 1, 1997, the Company had only two record owners of its Common Stock.

         The Company has not paid dividends on its common equity in any of its last three fiscal years. Certain provisions of the Company's indentures and debt agreements materially restrict the Company's ability to pay dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.           Selected Financial Data
-------           -----------------------

         The following table sets forth selected consolidated financial information regarding the results of operations and financial position of the Company for each of the five years ended September 30, 1993 through 1997 (including operations which have been discontinued in the Southeastern United States). The consolidated financial information has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)

                                                     Successor
                                                      Company                              Predecessor Company
                                            ---------------------------- -----------------------------------------------------------
                                               Twelve         Period        Period          Twelve         Twelve         Twelve
                                               Month           from          from           Month          Month          Month
                                               Period      November 14,    October 1,       Period         Period         Period
                                               Ended          1995 to         to            Ended          Ended          Ended
                                            September 30,  September 30,  November 13,   September 30,  September 30,  September 30,
                                                1997           1996          1995            1995           1994           1993

                                            -------------  -------------  ------------   -------------  -------------  -------------
STATEMENTS OF
  OPERATIONS DATA:
  Housing sales                              $ 380,661      $ 387,455      $  29,624      $ 444,815      $ 508,800      $ 482,343
  Housing gross margin                          57,776         49,021          2,354         45,990         65,861         53,618
  (Loss) income before extraordinary items     (18,411)       (62,217)       (10,241)      (134,774)       (22,783)         5,038
  Net (loss) income (1)                        (18,411)       (62,217)        25,954       (134,774)       (22,783)         5,038

OPERATING DATA:
  New sales orders (dollars) (2)             $ 421,255      $ 362,300      $  31,373      $ 408,109      $ 540,473      $ 454,308
  New sales orders (units) (2)                   2,042          1,755            165          2,034          2,796          2,564
  Home closings (units)                          1,854          1,886            140          2,238          2,713          2,822
  Average revenue per home closing           $     205      $     206      $     212      $     199      $     188      $     171
  Dollar amount of homes under contract
    at period-end (backlog)                  $ 204,394      $ 161,110      $ 185,148      $ 181,838      $ 218,927      $ 180,897
  Homes (units) under contract at
    period-end (backlog)                           951            762            893            868          1,072            990

                                                   September 30,                                        September 30,
                                            --------------------------                   -----------------------------------------
                                                1997           1996                          1995           1994           1993
                                            -----------    -----------                   -----------    -----------    -----------
BALANCE SHEET DATA:
  Total assets                               $ 313,439      $ 296,343                     $ 436,425      $ 583,250      $ 590,995
                                             =========      =========                     =========      =========      =========

  Debt:
    Notes payable                            $  63,990      $  73,062                     $ 153,957      $ 154,636      $ 121,605
    Senior and subordinated notes payable      165,108        120,262                          --          191,406        194,811
    Liabilities subject to compromise (3)         --             --                         205,264           --             --
    Collateralized mortgage obligations
      and mortgage lines of credit               1,378          6,299                        28,450         33,836         61,612
                                             ---------      ---------                     ---------      ---------      ---------
    Total debt                               $ 230,476      $ 199,623                     $ 387,671      $ 379,878      $ 378,028
                                             =========      =========                     =========      =========      =========

Total stockholders' equity (deficit)         $   7,372      $  15,783                     $ (22,954)     $ 111,820      $ 134,603
                                             =========      =========                     =========      =========      =========

 (1) Net loss for the period from November 14, 1995 to September 30, 1996 includes a non-cash loss from impairment of certain real estate inventories and goodwill in the amount of $42.8 million which was recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. Net loss for the periods ended September 30, 1995 and 1994 includes land write-downs of $67.2 million and $24.1 million, respectively. Net loss for the period from November 14, 1995 to September 30, 1996, the period from October 1, to November 13, 1995 and the period ended September 30, 1995 includes $6.6 million, $7.1 million and $15.4 million, respectively, of reorganization items (primarily professional fees and severance payments). Net (loss) income for the periods ended September 30, 1995, 1994 and 1993 includes income tax expense of $26.8 million, $3.4 million and $3.3 million, respectively.

(2) Home sales orders are net of cancellations received during the applicable period. Revenue from the sale of homes is recognized at the time risk of ownership is transferred, which occurs at the close of the home sale.

(3) Fiscal 1995 includes $168 million of unsecured senior notes payable, $20.4 million of convertible subordinated notes payable and $16.9 million of accrued interest as liabilities subject to compromise at September 30, 1995 as a result of the Company's Chapter 11 filing.

Item 7.           Management's  Discussion  and Analysis of Financial  Condition
-------           --------------------------------------------------------------
                  and Results of Operations
                  -------------------------

Introduction

         On November 14, 1995, the Company consummated its plan of reorganization and emerged from its Chapter 11 bankruptcy proceeding as a new reporting entity. The following discussion and analysis of the Company's operations includes only the Company's continuing operations in Arizona and California except as otherwise indicated. The Company has liquidated all remaining assets of its Southeast operations, and management believes that discussion of such operations is no longer material to obtain an understanding of the Company's operations.

Revenues

         The following table presents comparative fiscal 1997, 1996 and 1995 housing revenues, deliveries and average sales prices (dollars in thousands):

                                         1997           1996          1995
                                         ----           ----          ----

Arizona and California:

 Family revenue ..................    $ 283,499      $ 315,604     $ 294,665

 Retirement revenue ..............    $  97,162      $  86,229     $  73,086

 Units delivered .................        1,854          1,951         1,844

 Average sales price .............    $     205      $     206     $     199

 Change from prior year ..........         (5.3)%          9.3%        (12.9)%

     Change due to volume ........         (5.0)%          5.8%        (18.5)%

     Change due to average sales price     (.3)%          3.5%          5.6%


Southeast:

 Family revenue ..................    $    --        $  14,625     $  56,151

 Retirement revenue ..............    $    --        $     621     $  20,913

 Units delivered .................         --               75           394

 Average sales price .............    $    --        $     203     $     196

         The decrease in volume in fiscal 1997 compared to fiscal 1996 resulted from the closeout of several subdivisions in the Arizona and southern California regions in the first and second quarters of fiscal 1997 and the resulting lack of homesites available for sale. In the third and fourth fiscal quarters of 1997 the Company opened fourteen new subdivisions in the Family divisions of Arizona and southern California which has increased net orders in fiscal 1997.

         The increase in volume in fiscal 1996 compared to fiscal 1995 resulted from improved sales in each market during the fiscal year. The increase in average sales price in fiscal 1996 compared to fiscal 1995 was primarily the result of higher sales prices in California due to changes in the mix of product types sold. In addition, the Company believes that its fiscal 1995 closings were adversely affected by home buyer concerns about the Company's financial condition and restrictions on the Company's ability to finance construction during its Chapter 11 proceedings (the "Chapter 11 Case").

Net Orders

         The following table presents comparative fiscal 1997, 1996 and 1995 net orders by market and region (dollars in thousands):

                                   1997              1996              1995
                                   ----              ----              ----
Family:

   Arizona:

    Dollars ...........          $232,256          $211,318          $214,221

    Units ordered .....             1,109             1,061             1,086

    Average sales price          $    209          $    199          $    197



   California:

    Dollars ...........          $ 99,096          $ 73,852          $ 59,155

    Units ordered .....               442               314               264

    Average sales price          $    224          $    235          $    224


Retirement:

   Arizona:

    Dollars ...........          $ 66,539          $ 56,735          $ 43,176

    Units ordered .....               418               373               289

    Average sales price          $    159          $    152          $    149

   California:

    Dollars ...........          $ 23,364          $ 47,323          $ 44,831

    Units ordered .....                73               149               154

    Average sales price          $    320          $    318          $    291


Southeast:

    Dollars ...........          $   --            $  4,445          $ 46,726

    Units ordered .....              --                  23               241

    Average sales price          $   --            $    193          $    194


Company Total:

    Dollars ...........          $421,255          $393,673          $408,109

    Units ordered .....             2,042             1,920             2,034

    Average sales price          $    206          $    205          $    201

         Net orders represent the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations. Total net orders increased in fiscal 1997 compared to fiscal 1996 due to the economic strength of the Phoenix and southern California markets and an increase in the number of homesites available for sale in the Arizona and California regions of the Family Division due to the opening of new subdivisions as previously discussed. Net orders decreased in the California region of the Retirement Division in fiscal 1997 compared to fiscal 1996 due to delays in obtaining certain approvals on two parcels of land consisting of 298 lots. As of September 30, 1997, the needed approval had been obtained and land development activities have commenced.

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

Net Sales Backlog

         Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery at September 30, for which the Company had received purchase deposits and signed sales contracts. The following table presents comparative fiscal 1997, 1996 and 1995 net sales backlog by market and region (dollars in thousands):


                                   1997              1996              1995
                                   ----              ----              ----
Family:

   Arizona:

    Dollars ...........          $129,510          $ 94,992          $103,651

    Units in backlog ..               587               466               522

    Average sales price          $    221          $    204          $    199


   California:

    Dollars ...........          $ 29,837          $ 14,732          $ 21,197

    Units in backlog ..               126                63                93

    Average sales price          $    237          $    234          $    228


Retirement:

   Arizona:

    Dollars ...........          $ 33,878          $ 25,891          $ 18,645

    Units in backlog ..               210               163               117

    Average sales price          $    161          $    159          $    159


   California:

    Dollars ...........          $ 11,169          $ 25,495          $ 27,616

    Units in backlog ..                28                70                84

    Average sales price          $    399          $    364          $    329


Southeast:

    Dollars ...........          $   --            $   --            $ 10,729

    Units in backlog ..              --                --                  52

    Average sales price          $   --            $   --            $    206


Company Total:

    Dollars ...........          $204,394          $161,110          $181,838

    Units in backlog ..               951               762               868

    Average sales price          $    215          $    211          $    209

         The increase in the aggregate dollar value and the number of homes in backlog at September 30, 1997 compared to September 30, 1996 resulted from increased unit net sales in the Family Division and increased average sales prices in all divisions and regions. The decrease in the units and dollars in backlog at September 30, 1997 compared to September 30, 1996 in the California region of the Retirement Division resulted from decreased sales caused by the delays in obtaining approvals as previously discussed. The decrease in backlog at September 30, 1996 compared to September 30, 1995 resulted from fewer homes available for sale in the California region as a result of the Company's inability to acquire land for homesites during its Chapter 11 Case.

Gross Margins, Selling and Administrative Expenses and Interest, Net

         The following table presents comparative fiscal 1997, 1996 and 1995 information related to gross margins, selling and administrative expenses ("S&A") and interest, net for home building for the years ending September 30 (dollars in thousands):

                                                            1997                    1996                     1995
                                                 ------------------------ ------------------------ ------------------------
                                                   Dollars       Percent    Dollars       Percent    Dollars       Percent
Revenue from
  housing sales ..............................    $ 380,661       100.0%   $ 417,079       100.0%   $ 444,815       100.0%
Cost of housing sales ........................      322,885        84.8      365,704        87.7      398,825        89.7
                                                  ---------       -----    ---------       -----    ---------       -----
Gross margin .................................       57,776        15.2       51,375        12.3       45,990        10.3
S&A expenses (including
  cost of Company
  reorganization) ............................       62,951        16.5       62,424        14.9       74,651        16.7
                                                  ---------       -----    ---------       -----    ---------       -----
Operating loss from
  home building ..............................       (5,175)       (1.3)     (11,049)       (2.6)     (28,661)       (6.4)
Interest, net ................................      (15,107)       (4.0)     (17,455)       (4.2)      (6,161)       (1.4)
                                                  ---------       -----    ---------       -----    ---------       -----
Pre-tax loss from
  home building ..............................    $ (20,282)       (5.3)%  $ (28,504)       (6.8)%  $ (34,822)       (7.8)%
                                                  =========       =====    =========       =====    =========       =====

         Gross margins increased during fiscal 1997 compared to fiscal 1996 primarily due to decreased amortization of purchased profit, which was recorded as a result of the Acquisition. Purchased profit amortization included in gross margin was $11.2 million in fiscal 1996 and $1.5 million in fiscal 1997. Additionally, margins were favorably impacted in fiscal 1997 due to reduced direct construction costs incurred as a result of more competitive bids on construction contracts and lower levels of change orders.

         Gross margins increased during fiscal 1996 compared to fiscal 1995 primarily due to the revaluation of the Company's housing inventory and land inventory to fair values at the Acquisition Date and the effect of reduced interest capitalization, both of which resulted in lower land basis and higher gross margins. These higher gross margins were offset by the amortization of approximately $11.2 million of purchased profit.

         The   following   table   presents  the   components   of  selling  and
administrative expenses in dollars and as a percentage of revenues from housing sales (including Southeast Operations) (dollars in thousands):

                                                                       Years ended September 30,
                                                                ---------------------------------------
                                                                    1997          1996          1995
                                                                    ----          ----          ----
Selling and administrative expenses:

   Variable components .................................         $  23,394     $  22,168     $  28,114

   Fixed components ....................................            39,557        26,630        31,099

   Cost of Company reorganization ......................              --          13,626        15,438
                                                                 ---------     ---------     ---------

Total selling and administrative expenses ..............         $  62,951     $  62,424     $  74,651
                                                                 =========     =========     =========


As a percentage of revenues from housing sales:

   Variable components .................................               6.1%          5.3%          6.3%

   Fixed components ....................................              10.4           6.4           7.0

   Cost of Company reorganization ......................              --             3.2           3.4
                                                                 ---------     ---------     ---------

Total selling and administrative expenses ..............              16.5%         14.9%         16.7%
                                                                 =========     =========     =========

         The variable component of selling and administrative expenses includes sales commissions, advertising, model maintenance and model furniture amortization. Variable selling and administrative expenses as a percentage of housing sales increased in fiscal 1997 compared to fiscal 1996 due to increases in model furniture amortization, including a $1.1 million charge for the closure of a large model complex, and increases in sales commissions paid to the Company's sales agents as well as increases in commissions paid to third party sales agents. Sales commissions paid to third party sales agents may fluctuate from period to period as not all of the Companys' home buyers use the services of third party sales agents. Variable selling and administrative expenses as a percentage of housing sales decreased in fiscal 1996 compared to fiscal 1995 due to decreases in advertising expenditures and commissions paid to third party sales agents.

         The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses increased in fiscal 1997 compared to fiscal 1996 primarily due to increases in warranty and settlement costs incurred, including additional costs incurred related to the Company's departure from the Southeast market. The Company also incurred an increase in professional fees, including fees paid to architects for new product design; fees paid to professional search and EDP systems consultants as well as fees paid to attorneys handling customer service claims and settlements on behalf of the Company. Additionally, the Company incurred an increase in office related expenses as a result of the relocation of the Company's corporate headquarters and two regional offices. During fiscal 1997, the Company estimates the total amount of nonrecurring fixed selling and administrative expenses to be approximately $6.7 million.

         The Company capitalizes certain interest costs for its home building operations and includes such capitalized interest in cost of home sales when the related units are delivered. Total interest incurred by the Company's home building operations was $28,184,000, $31,035,000, and $34,041,000 in fiscal
1997, 1996 and 1995, respectively. Interest, net for home building, was $15,107,000, $17,455,000, and $6,161,000 in fiscal 1997, 1996 and 1995, respectively. Interest incurred decreased in fiscal 1997 compared to fiscal 1996 as a result of lower average debt levels. Interest, net decreased in fiscal 1997 compared to fiscal 1996 due to lower average debt levels and increased development activities which resulted in higher interest capitalization. Interest incurred decreased in fiscal 1996 compared to fiscal 1995 as a result of a reduction in debt levels upon the Company's emergence from its Chapter 11 Case. Interest, net increased in fiscal 1996 due to the Company changing its method of applying SFAS No. 34 in order to better match the capitalization of interest with actual construction and development efforts.

Loss From Asset Impairment

         At September 30, 1996, the Company's management reviewed the status of the Company's operations, and concluded that the Company's long-term assets may be impaired. In accordance with SFAS No. 121, the Company tested its long-term assets held, including allocated goodwill, for recoverability and determined that an impairment loss of $42.8 million should be recognized. The impairment loss was comprised of $3.5 million and $4.2 million applicable to land inventory and land held for sale, respectively, located in Phoenix and Northern California and $35.1 million applicable to goodwill.

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

Mortgage Operations

     Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses will be split 50/50. The

Company's investment in this joint venture is being accounted for using the equity method of accounting. At September 30, 1997, the Company's investment was approximately $166,000. UDC Mortgage Corp. is currently winding down its operations but will continue to operate until all mortgage loans in process prior to the formation of the joint venture have been originated and sold (anticipated to be during the first fiscal quarter of 1998).

     The following table presents operating information for UDC Mortgage Corp. and the Company's equity in the operations of UDC Mortgage for the years indicated (dollars in thousands):

                                                                 1997            1996            1995
                                                                 ----            ----            ----
Number of loans originated -UDC Mortgage Corp. ..........          658             895             725
Number of loans originated -UDC Mortgage ................          125            --              --
UDC Mortgage Corp
  Revenues ..............................................      $ 2,141         $ 2,665         $ 1,764
  General and administrative expenses ...................        1,237           1,840           2,193
                                                               -------         -------         -------
  Operating income from mortgage banking ................          904             825            (429)
  Interest - net ........................................          (81)           (233)            (65)
                                                               -------         -------         -------
  Pre-tax profit (loss) from UDC Mortgage Corp. .........          985           1,058            (364)
Equity in operations of UDC Mortgage (June 1, 1997 to
   September 30, 1997) ..................................           82            --              --
                                                               -------         -------         -------
Pre-tax profit (loss) from mortgage operations ..........      $ 1,067         $ 1,058         $  (364)
                                                               =======         =======         =======

         Revenues and general and administrative expenses from mortgage banking decreased in fiscal 1997 compared to fiscal 1996 as a result of the operations being conducted through the joint venture and a decrease in mortgage originations related to the decrease in closings recorded by the Company. General and administrative expenses decreased in fiscal 1996 compared to fiscal 1995 primarily as a result of the elimination of UDC Mortgage Corp.'s goodwill based on purchase accounting principles resulting in a reduction in amortization expense and additionally, a reduction in legal fees paid. These decreases in fiscal 1996 were partially offset by an increase in salary expense (relating to severance payments to employees due to the Company entering the joint venture agreement) and an increase in foreclosure expense.

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

         In fiscal 1996 and 1997, the Company completed asset sale transactions in which it sold to DMB/AEW Land Holdings One, LLC, an affiliate of DMB and AEW, for cash $28.6 million and $25.5 million, respectively, of land at the Company's cost which the Company had previously designated as land held for sale. Proceeds from the sales were used to retire four of the Company's term loan facilities, reduce the loan-to-value ratio to 60% on one other term loan facility, and reduce the outstanding balance on the Company's principal revolving credit facility. These sales also created additional acquisition and development fund availability under the Company's principal revolving credit facility. The Company entered into a management agreement with the DMB/AEW affiliate pursuant to which the Company received a fixed monthly fee through September 30, 1997 for the management and marketing of the assets to third party buyers in addition to commissions upon the sale of assets. For the year ended September 30, 1997, the Company earned $75,000 in management fees and $557,000 in commissions pursuant to this agreement.

         The Company has entered into option agreements with DMB/AEW Land Holdings Two, LLC ("Land Holdings Two"), an affiliate of DMB and AEW, which provide for the purchase of lots in southern California. As of September 30, 1997, the Company had land option agreements with Land Holdings Two to purchase up to 533 lots.

         At September 30, 1997, the Company finances its home building, land development and mortgage operations as discussed below:

         Construction  and  Acquisition  and  Development  Financing - Effective
April 30, 1997, the Company entered into a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "new facility"). The new facility replaced the Company's then existing $150 million revolving facility (the "old facility"). The new facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of
(a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. The new facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. The interest rate and commitment fee may be reduced if the Company meets certain financial ratios. The new facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At September 30, 1997, $53.2 million was outstanding and an additional $27.2 million was available under the new facility.

         Additionally, the Company has a revolving construction and A&D facility (as amended on June 28, 1997) for Westbrook Village ("WBV") which consists of an $8.0 million construction facility and a $2.728 million A&D facility. These facilities accrue interest at prime plus 1%, payable monthly, require payment of a commitment fee of 1% per annum and are secured by WBV housing and land inventory. The A&D facility matures on March 31, 1998 and the construction facility matures on January 1, 1999. At September 30, 1997, $5.8 million was outstanding under these facilities.

         The construction and A&D facilities described above contain capital distribution restrictions and various covenants, including, but not limited to, covenants regarding: (i) encumbrances; (ii) minimum available liquidity; (iii) maximum total debt to tangible net worth; (iv) minimum tangible net worth; (v) minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest incurred; (vi) restrictions on mergers, consolidations and acquisitions; (vii) restrictions on asset sales; and (viii) restrictions on incurrence of additional indebtedness. Among other things, such covenants may limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. Further, the availability of funds under the revolving facilities is dependent upon compliance with such covenants, certain loan-to-value ratios stated in each facility and the levels of pre-sold and speculative construction. Accordingly, all of the committed credit may not be available to the Company at a particular time. Any inability of the Company to obtain financing when needed in amounts or on terms favorable to the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from the prime rate to 10% and are due at various dates through fiscal 2001. At September 30, 1997, $4.9 million was outstanding under these notes.

         Senior Unsecured Notes - On the Acquisition Date, the Company issued Series A Senior Notes in a principal amount of $60 million and Series B Senior Notes in a principal amount of $10 million (collectively, the "Senior Notes"). Interest on the Senior Notes accrues at a rate of 12.5% per annum and is payable semi-annually. Both series of Senior Notes mature on May 1, 2000. The Series B Senior Notes further require prepayments from the proceeds of certain asset sales in excess of $10 million, subject to certain limitations related to the Company's construction and A&D facilities. Upon the consummation of the next qualifying asset sale, as defined, the Company will be required to make an offer to repurchase all or a portion of the outstanding $10 million principal amount of Series B Senior Notes, plus accrued and unpaid interest. The Senior Notes contain numerous covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

         Subordinated Notes - On the Acquisition Date, the Company issued Series C Subordinated Notes in a principal amount of $35 million ($30 million of which were issued to DMB in connection with its acquisition of the equity of the Company). Interest on the Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually. The Series C Subordinated Notes mature November 1, 2000. On May 6, 1996, Eastrich No. 184, LLC acquired $15 million of the Series C Subordinated Notes from DMB. The payment of interest in cash on the Series C Subordinated Notes is restricted by certain covenants in the Company's construction and A&D facilities. The November 1, 1996, May 1, 1997 and November 1, 1997 payments of interest were paid in-kind in additional Series C Subordinated Notes. In fiscal 1997, DMB acquired an additional $2 million principal amount of Series C Subordinated Notes from existing note holders. At November 1, 1997, the principal amount of the Series C Subordinated Notes outstanding was approximately $45.9 million.

         On March 15, 1996, DMB invested $10 million in the Company in exchange for $10 million principal amount of Series D Subordinated Notes. The terms of the Series D Subordinated Notes are identical to the terms of the Series C
Subordinated Notes discussed above, except that payments on the Series D Subordinated Notes are subordinate to payments on the Series C Subordinated Notes. On May 6, 1996, Eastrich No. 184, LLC acquired $5 million of the Series D Subordinated Notes from DMB. During fiscal 1997, DMB and AEW invested $17.5 million each in the Company in exchange for additional Series D Subordinated Notes. The November 1, 1996, May 1, 1997 and November 1, 1997 payments of interest were paid in-kind in additional Series D Subordinated Notes. At
November 1, 1997, the principal amount of the Series D Subordinated Notes outstanding was approximately $50.3 million.

         Common Stock - In connection with the consummation of the Reorganization Plan, the Company sold all 1,000 of the authorized shares of Common Stock of the reorganized Company, par value $.01 per share, to DMB. DMB then entered into an option agreement with AEW which, as amended, gave AEW the right to purchase 500 shares of the Common Stock owned by DMB, $15 million of the Series C Subordinated Notes issued to DMB, $5 million of the Series D Subordinated Notes issued to DMB and 50% of the general partner interest held by a DMB affiliate in WBV for an aggregate purchase price of $61.25 million, plus interest. On April 21, 1996, AEW exercised its option, and, on May 6, 1996, the purchase by Eastrich No. 184, LLC (as to all interests except the WBV interest) and Eastrich No. 185, LLC (as to the WBV interest), as assignees of AEW, pursuant to the exercise of the option was completed. On December 31, 1996, the Company received additional capital contributions of $5 million each from DMB and AEW.

         Mortgage Debt - UDC Mortgage Corp. finances its mortgage operations with a $10 million revolving credit facility which originally matured on October 30, 1997. Subsequent to September 30, 1997, the commitment amount was reduced to $3.0 million and the maturity was extended to December 31, 1997. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. At September 30, 1997, approximately $1.4 million was outstanding under the facility. The Company will not extend the maturity of this facility as all ongoing mortgage related operations will be conducted through the joint venture. See "Business Mortgage Related Operations."

Inflation
         The homebuilding industry is affected by movements in interest rates. Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to increases in interest rates which affect the cost of the Company's borrowings and impact the Company's margins and profitability.
Further, the Company may have difficulty expanding its operations when opportunities are available or securing financing during a downturn in the homebuilding market. While the Company believes that the move-up family and retirement home buyers to whom the Company provides housing have been less sensitive to increasing interest rates than the industry as a whole, the Company's business is nonetheless affected. Residential homebuilding companies, including the Company, can be adversely affected by inflation through higher mortgage rates and increased costs for materials and subcontractors, resulting in higher prices, both of which adversely affect buyer demand. Management believes that the impact of inflation on its revenues and costs has not been material.

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


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's success in overcoming negative perceptions on the part of home buyers as a result of its Chapter 11 Case, the impact that the Company's limited sources of capital might have on its ability to compete with better capitalized companies for the acquisition of land, the effect of interest rates on demand for the Company's homes and the cost of its operations, and fluctuating margins as a result of product mix and other factors. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------

1A.      Financial Statements
         The following financial statements, together with the reports of independent public accountants thereon, are included as follows:
                                                                     Page Number
                                                                     -----------
         UDC HOMES, INC. AND SUBSIDIARIES

         Reports of Independent Public Accountants ...............F - 1, F - 1a,

         Consolidated Balance Sheets as of September 30, 1997 and 1996 ....F - 2

         Consolidated  Statements of  Operations  for the Twelve Month
           Period Ended  September 30, 1997,  the Period from November
           14, 1995 to September 30, 1996,  the Period from October 1,
           1995 to November 13, 1995 and the Twelve Month Period Ended
           September 30, 1995 .............................................F - 3

         Consolidated  Statements of Changes in  Stockholders'  Equity
           (Deficit)  for the Twelve Month Period Ended  September 30,
           1997,  the Period from  November 14, 1995 to September  30,
           1996,  the Period from October 1, 1995 to November 13, 1995 and the Twelve Month Period Ended September 30, 1995 ...........F - 4

         Consolidated  Statements  of Cash Flows for the Twelve  Month
           Period Ended  September 30, 1997,  the Period from November
           14, 1995 to September 30, 1996,  the Period from October 1,
           1995 to November 13, 1995 and the Twelve Month Period Ended
           September 30, 1995 .............................................F - 5

         Notes to Consolidated Financial Statements .......................F - 6

2A.      Financial Statement Schedules of UDC Homes, Inc. and Subsidiaries

         No schedules have been filed because they are not required or the information is included elsewhere in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


Board of Directors
UDC Homes, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of UDC Homes, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 1997 and the period from November 14, 1995 (date of acquisition) through September 30, 1996 ("Successor Company financial statements"). We have also audited the consolidated statements of operations, stockholders' equity and cash flows of the Predecessor Company under Fresh Start reporting for the period from October 1, 1995 through November 13, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on October 3, 1995, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 13, 1995. Accordingly, the accompanying financial statements for the period from October 1, 1995 through November 13, 1995 have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company financial statements referred to above present fairly, in all material respects, the financial position of UDC Homes, Inc. and subsidiaries as September 30, 1997 and 1996, and the results of their operations and their cash flows for the year ended September 30, 1997 and the period from November 14, 1995 through September 30, 1996 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements under Fresh Start reporting referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period from October 1, 1995 through November 13, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

November 7, 1997

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To UDC Homes, Inc.:


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 1995 of UDC Homes, Inc. (a Delaware corporation) and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described more fully in Note 2 to the accompanying financial statements, on May 17, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and was operating its business as debtor-in-possession under the supervision of the Bankruptcy Court. The Company's plan of reorganization was confirmed on October 3, 1995, and the plan was consummated on November 14, 1995, upon the DMB purchase described in Note 2. Consummation of the plan of reorganization materially changed certain amounts recorded in the September 30, 1995, consolidated balance sheet (not presented herein).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of UDC Homes, Inc. and subsidiaries for the year ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP


Phoenix, Arizona,
  December 6, 1995.
                                F - 1a

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                                         1997             1996
                                                                           -----------      -----------
                                                                                  (In thousands)
HOMEBUILDING :
  Cash and cash equivalents                                                 $   8,871        $   3,556
  Receivables                                                                   1,930              985
  Housing inventory                                                           133,798          122,311
  Land inventory                                                              150,164          115,286
  Land held for sale                                                            6,830           28,332
  Property and equipment - net                                                  4,214            3,654
  Goodwill                                                                      3,366            3,545
  Other assets                                                                  2,593            8,303
                                                                            ---------        ---------
          Total homebuilding assets                                           311,766          285,972
                                                                            ---------        ---------
MORTGAGE BANKING :
  Residential mortgages                                                         1,663           10,248
  Other assets                                                                     10              123
                                                                            ---------        ---------
          Total mortgage assets                                                 1,673           10,371
                                                                            ---------        ---------
TOTAL                                                                       $ 313,439        $ 296,343
                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING :
  Accounts payable                                                          $  22,228        $  19,371
  Accrued interest                                                              4,239            7,175
  Accrued liabilities and expenses                                             45,396           49,635
  Notes payable                                                                63,990           73,062
  Senior unsecured notes payable                                               70,000           70,000
  Subordinated notes payable ($90,921 and $44,628, respectively,
     due to related parties)                                                   95,108           50,262
                                                                            ---------        ---------
          Total homebuilding liabilities                                      300,961          269,505
                                                                            ---------        ---------
MORTGAGE BANKING :
  Mortgage line of credit                                                       1,378            6,299
  Accrued liabilities and expenses                                                 47              308
                                                                            ---------        ---------
          Total mortgage liabilities                                            1,425            6,607
                                                                            ---------        ---------
          Total liabilities                                                   302,386          276,112
                                                                            ---------        ---------
MINORITY INTERESTS                                                              3,681            4,448
                                                                            ---------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
  Common stock, $.01 par value - 1,000 shares authorized, issued and
    outstanding                                                                  --               --
  Additional paid-in capital                                                   88,000           78,000
  Accumulated deficit                                                         (80,628)         (62,217)
                                                                            ---------        ---------
          Total stockholders' equity                                            7,372           15,783
                                                                            ---------        ---------
TOTAL                                                                       $ 313,439        $ 296,343
                                                                            =========        =========

See notes to consolidated financial statements

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Successor
                                                         Company                        Predecessor Company
                                             -------------------------------     -------------------------------
                                                Twelve            Period            Period           Twelve
                                                 Month             from              from             Month
                                                Period          November 14,      October 1,         Period
                                                 Ended            1995 to           1995 to           Ended
                                             September 30,     September 30,     November 13,     September 30,
                                                 1997              1996              1995             1995
                                             -------------     -------------     -------------    --------------
                                                                        (In thousands)
REVENUES:
  Housing sales                                $ 380,661         $ 387,455         $  29,624         $ 444,815
  Mortgage and finance operations - net            1,067             1,011                28              (583)
  Land sales - net                                 1,105              --                --                --
                                               ---------         ---------         ---------         ---------
          Total revenues                         382,833           388,466            29,652           444,232
                                               ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
  Homebuilding:
    Cost of housing sales                        322,885           338,434            27,270           398,825
    Selling and administrative expenses           62,951            43,829             4,969            59,213
    Loss from asset impairment                      --              42,815              --              67,177
    Interest - net                                 5,313            11,625               568             6,161
    Interest on subordinated notes                 9,794             5,262              --                --
    Other - net                                      301             2,143                35             5,373
    Cost of Company reorganization                  --               6,575             7,051            15,438
                                               ---------         ---------         ---------         ---------
          Total costs and expenses               401,244           450,683            39,893           552,187
                                               ---------         ---------         ---------         ---------
LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS                        (18,411)          (62,217)          (10,241)         (107,955)
INCOME TAXES                                        --                --                --              26,819
                                               ---------         ---------         ---------         ---------
LOSS BEFORE EXTRAORDINARY
  ITEMS                                          (18,411)          (62,217)          (10,241)         (134,774)
EXTRAORDINARY ITEMS:
  Gain on debt discharge                            --                --              50,264              --
  Fresh Start reporting adjustment                  --                --             (14,069)             --
                                               ---------         ---------         ---------         ---------
NET (LOSS) INCOME                              $ (18,411)        $ (62,217)        $  25,954         $(134,774)
                                               =========         =========         =========         =========

See notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
--------------------------------------------------------------------------------

                                                                                                                      Total
                                           Preferred          Common           Additional         Retained        Stockholders'
                                         Stockholders'     Stockholders'        Paid-In           Earnings           Equity
                                            Equity            Equity            Capital           (Deficit)         (Deficit)
                                        ---------------   ---------------     ------------      ------------     ---------------

                                                                             (In thousands)
BALANCE, OCTOBER 1, 1994                   $      94         $     114         $ 116,650         $  (5,038)        $ 111,820

  Preferred stock in-kind dividends                6              --               1,740            (1,746)             --

  Net loss                                      --                --                --            (134,774)         (134,774)
                                           ---------         ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 1995                      100               114           118,390          (141,558)          (22,954)

  Issuance of subordinated notes                 (93)             --              (2,907)             --              (3,000)

  Cancellation of common and
    preferred stock                               (7)             (114)         (115,483)          115,604              --

  Net income                                    --                --                --              25,954            25,954
                                           ---------         ---------         ---------         ---------         ---------

PREDECESSOR COMPANY
  BALANCE, NOVEMBER 13, 1995                    --                --                --                --                --

  Common stock issued for cash                  --                --              78,000              --              78,000

  Net loss                                      --                --                --             (62,217)          (62,217)
                                           ---------         ---------         ---------         ---------         ---------

SUCCESSOR COMPANY BALANCE,
  SEPTEMBER 30, 1996                            --                --              78,000           (62,217)           15,783

  Capital contribution                          --                --              10,000              --              10,000

  Net loss                                      --                --                --             (18,411)          (18,411)
                                           ---------         ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 1997                $    --           $    --           $  88,000         $ (80,628)        $   7,372
                                           =========         =========         =========         =========         =========

See notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              Successor
                                                                               Company                     Predecessor Company
                                                                    -------------------------------- -------------------------------
                                                                        Twelve           Period         Period           Twelve
                                                                        Month             from           from            Month
                                                                        Period        November 14,    October 1,         Period
                                                                        Ended            1995 to        1995 to          Ended
                                                                     September 30,    September 30,   November 13,    September 30,
                                                                         1997             1996           1995             1995
                                                                    -------------------------------- --------------  ---------------
                                                                                             (in thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                                    $ (18,411)      $ (62,217)      $  25,954       $(134,774)
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        6,576           5,810             536           7,274
      Fresh Start reporting adjustment                                      --              --            14,069            --
      Gain on debt discharge                                                --              --           (50,264)           --
      Equity in losses of unconsolidated affiliated partnerships            --             1,172            --               223
      Loss from asset impairment                                            --            42,815            --            67,177
      Income taxes                                                          --              --              --            26,772
  Changes in assets and liabilities:
    Receivables                                                             (945)          2,884             259           1,070
    Other assets                                                           5,822          (2,515)         (1,015)          1,233
    Housing inventory                                                    (17,129)         17,690          10,890         146,848
    Land inventory and land held for sale                                (13,376)         42,634           4,328        (112,517)
    Receivables from affiliated partnerships                                --             3,081              95          22,571
    Accounts payable                                                       2,857         (12,845)         (2,963)        (28,363)
    Accrued liabilities and expenses                                       1,643           6,687           4,655          24,117
                                                                       ---------       ---------       ---------       ---------
          Net cash (used in) provided by operating activities            (32,963)         45,196           6,544          21,631
                                                                       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
  Decrease in residential mortgages
    and mortgage-backed securities                                         8,585          12,728           6,390           4,898
  Net additions to property and equipment                                 (1,314)         (3,437)             13          (2,404)
                                                                       ---------       ---------       ---------       ---------
          Net cash provided by investing activities                        7,271           9,291           6,403           2,494
                                                                       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
  Decrease in notes payable                                               (9,072)        (75,088)        (11,492)        (12,299)
  Proceeds from issuance of subordinated notes payable                    35,000          15,262          30,000            --
  Proceeds from issuance of common stock                                    --              --            78,000            --
  Capital contributions                                                   10,000            --              --              --
  Payment of liabilities subject to compromise                              --              --           (83,000)         (3,000)
  Payments on collateralized mortgage obligations                           --           (16,814)           (247)         (3,592)
  (Decrease) increase in mortgage line of credit                          (4,921)            709          (5,799)         (1,794)
                                                                       ---------       ---------       ---------       ---------
          Net cash provided by (used in) financing activities             31,007         (75,931)          7,462         (20,685)
                                                                       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH                                            5,315         (21,444)         20,409           3,440
CASH, BEGINNING OF PERIOD                                                  3,556          25,000           4,591           1,151
                                                                       ---------       ---------       ---------       ---------
CASH, END OF PERIOD                                                    $   8,871       $   3,556       $  25,000       $   4,591
                                                                       =========       =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest, net of amounts
  capitalized                                                          $   8,249       $   8,171       $     254       $   5,221
                                                                       =========       =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Additional debt and land inventory due to consolidation
      of partnership                                                   $    --         $   7,067       $    --         $    --
                                                                       =========       =========       =========       =========

See notes to consolidated financial statements

UDC HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The Company designs, builds and markets single family attached and detached homes primarily for move-up family and retirement home buyers. The Company has historically operated in Arizona, California and the Southeast (Florida, Georgia and North Carolina); however, the Company ceased operations in the Southeast and has sold its Southeast assets. The following table reflects the percentage of UDC revenues from housing sales by market and geographic regions (excluding Southeast operations):

                                                         Housing Revenues
                                                  ------------------------------
                                                     Years Ended September 30,
                                                  ------------------------------

                                                   1997        1996        1995
                                                   ----        ----        ----
      Family:

         Arizona ..........................         50%         54%         56%

         California .......................         24          25          24
                                                   ---         ---         ---
      Family Total ........................         74%         79%         80%
                                                   ---         ---         ---

      Retirement:

         Arizona ..........................         18%         14%         14%

         California .......................          8           7           6
                                                   ---         ---         ---
      Retirement Total ....................         26%         21%         20%
                                                   ---         ---         ---
                                                   100%        100%        100%
                                                   ===         ===         ===

      Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses will be split 50/50. The Company's investment in this joint venture is being accounted for using the equity method of accounting. At September 30, 1997, the Company's investment was approximately $166,000 and is included in other homebuilding assets in the accompanying consolidated balance sheets. UDC Mortgage Corp. is currently winding down its operations but will continue to operate until all mortgage loans in process prior to the formation of the joint venture have been originated and sold (anticipated to be during the first fiscal quarter of 1998).

      On May 17, 1995, UDC Homes, Inc. (the "Predecessor Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). On October 3, 1995, the Predecessor Company's reorganization plan, as amended (the "Reorganization Plan"), was approved by the United States Bankruptcy Court. Under the Reorganization Plan, which is more fully described in
      Note 2, DMB Property Ventures Limited Partnership ("DMBLP") entered into an agreement to acquire 100% of the equity (the "Acquisition") of the company that emerged from

      Bankruptcy Proceedings (the "Predecessor Company under Fresh Start reporting"). On November 14, 1995 ("Acquisition Date"), DMB Residential LLC ("DMB"), an affiliate of DMBLP, completed the acquisition and, as of that date, the financial statements of the Company reflect the cost of DMB's acquisition of the Company, utilizing the purchase method of accounting ("Acquisition Cost Basis") ("Successor Company"). Accordingly, the statements of operations and the statements of cash flows for the year ended September 30, 1996 reflect the operations of the Predecessor Company under Fresh Start reporting for the period from October 1, 1995 to November 13, 1995, and the accounts of the Successor Company on the Acquisition Cost Basis from November 14, 1995 to September 30, 1996 (the "Company"). Financial statements for the year ended September 30, 1995 are those previously issued by the Predecessor Company.

      The following are the accounting policies utilized in the preparation of these financial statements:

      a. Principles of Consolidation - The consolidated financial statements include the accounts of UDC Homes, Inc. and all of its majority-owned subsidiaries, joint ventures and partnerships. All material intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures are recorded using the equity method of accounting.

      b. Housing inventory includes housing construction costs and related land acquisition, land development and other costs (principally capitalized interest and overhead) for homes under construction. Inventory is carried at the lower of cost (specific identification) or estimated net realizable value ("NRV"). NRV is the price obtainable in the future reduced by disposal and future development and holding costs, without provision for future profit and without discounting future cash receipts to present value. In estimating NRV, the underlying assumptions reflect the intent to dispose of the Company's real estate assets in an orderly process on an ongoing basis in the normal course of the Company's homebuilding operations.

      c. Land Inventory - Land acquisition, land development and other costs (principally capitalized interest) are accumulated by specific area and allocated on a parcel-by-parcel basis within the respective area. The areas are carried at the lower of cost or, prior to 1996, NRV on an ongoing basis. Beginning in 1996, the areas are carried at the lower of cost or fair value less cost to sell (to the extent an asset is impaired, the asset is written down to its fair value). Upon commencement of housing construction, allocated land costs are transferred to housing inventory on a lot-by-lot basis.

      d. Land Held for Sale - Properties which are currently marketed for sale have been segregated on the accompanying consolidated balance sheets as land held for sale. Debt related to such properties has been included in notes payable on the accompanying consolidated balance sheets. Losses attributable to the holding and operation of such properties are expensed as incurred. The properties are carried at the lower of cost or, prior to 1996, NRV on an ongoing basis. Beginning in 1996, the properties are carried at the lower of cost or fair value less cost to sell (to the extent an asset is impaired, the asset is written down to its fair value).

      e. Property and equipment are carried at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from 2 to 40 years. Maintenance and repairs are charged against operations in the year incurred and major additions to property and equipment are capitalized. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts and the resulting gain or loss is included in results of operations.

      f. Cash and Cash Equivalents - Cash equivalents include amounts with initial maturities of less than 90 days.

      g. Goodwill, which represents the excess of the Acquisition Cost Basis over the fair value of net assets acquired, is being amortized on a straight-line basis over 25 years (Note 5).

      h. Income Taxes - Income taxes are accounted for using Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires an asset and liability method. Under this tax basis, assets and liabilities are measured using the enacted tax rates.

      i. Sales Recognition - Income from housing sales is recognized in accordance with SFAS No. 66, Accounting for Sales of Real Estate, when the homes are delivered and title passes to the new homeowners. Revenues from the sale of other real estate are recognized when a significant down payment is received, the earnings process is complete, and the collection of any remaining receivables is reasonably assured.

      j. Mortgage Banking Fee Recognition - Loan origination fees are recognized as income upon the closing of the related home sale.

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

      m. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the impact of implementing the provisions of this statement.

      n. Reclassifications - Certain reclassifications have been made to the 1996 and 1995 amounts in the consolidated financial statements to conform to the 1997 presentation.

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

      As of September 30, 1995, and during the bankruptcy case through November 13, 1995, the Predecessor Company managed its business as a debtor-in-possession, subject to the provisions of the Bankruptcy Code and control and supervision of the Bankruptcy Court. Therefore, the
      Predecessor Company accounted for all transactions related to the bankruptcy case in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, liabilities which were subject to compromise in the bankruptcy case were segregated on the September 30, 1995 consolidated balance sheet and were recorded at the amounts that were allowed on known claims rather than the amounts those claims received under the Plan. In accordance with SOP 90-7, no interest was accrued on pre-petition, unsecured debt.

      Pursuant to the provisions of the Bankruptcy Code, all attempts at collection or enforcement of the Predecessor Company's liabilities as of May 17, 1995 were automatically stayed upon the Chapter 11 filing, and interest on unsecured, pre-petition obligations of the Company ceased to accrue as of such date.

      The Acquisition Cost Basis, as explained above, reflects the November 14, 1995 acquisition of the Company by DMB under which it acquired 1,000 shares of common stock and $30,000,000 principal amount of Series C Subordinated Notes for $108,000,000 cash. The excess of this cost over the fair value of net assets acquired was $40,036,000 which was allocated to goodwill. The majority of the fair value of net assets arises from the Company's housing and land inventories and land held for sale. The fair value of the Company's housing inventory was calculated on a house-by-house basis by determining an estimated selling price for each home and deducting costs to complete, costs of disposal and a reasonable profit, considering the stage of completion of each home. The fair value of the Company's land inventory and land held for sale was generally determined by independent third party appraisals. Although all assets and liabilities were revalued, no significant adjustments were made to the Company's other assets and liabilities, as their fair values generally approximated historical cost.

      The statement of operations for the period from October 1, 1995 to November 13, 1995 contains a $50,264,000 gain on debt discharge arising from reorganization of the Predecessor Company under the Plan. In addition, a Fresh Start reporting adjustment of $14,069,000 was recorded. The cost of company reorganization of $13,626,000 and $15,438,000 in fiscal 1996 and 1995, respectively, is comprised primarily of professional fees and costs related to employee severance agreements.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company at September 30, 1997 and 1996 using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

      The carrying values of cash and cash  equivalents,  receivables,  accounts payable, accrued interest, and accrued liabilities and expenses approximate fair values due to the short-term maturities of these instruments.

      Residential mortgages are stated at the lower of cost or market which approximates fair value.

      The carrying amounts of the other notes payable and the mortgage line of credit approximate fair value because the majority of these instruments have variable interest rates based on the prime rate and LIBOR.

      At September 30, 1997 and 1996, the estimated fair value of the senior and
      subordinated    notes   payable   was   $152,592,000   and   $106,208,000,
      respectively.

4.    DEBT

      At September 30, notes payable consisted of the following:


                                                    1997              1996
                                                -----------       -----------
                                                       (In thousands)

        Revolving credit facility                 $53,229          $34,165
        Westbrook Village facility                  5,845            4,266
        Transoccidental note                         --             13,011
        Other                                       4,916           21,620
                                                  -------          -------

        Total notes payable                       $63,990          $73,062
                                                  =======          =======

         Revolving Credit Facility - Effective April 30, 1997, the Company entered into a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "new facility"). The new facility replaced the Company's existing $150 million revolving facility (the "old facility"). The new facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of (a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. The new facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. The interest rate and commitment fee may be reduced if the Company meets certain financial ratios. The new facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At September 30, 1997, approximately $27.2 million was available under the new facility.

         Westbrook Village Facility - The Company has a revolving construction and A&D facility, as amended on June 28, 1997, for Westbrook Village ("WBV") which consists of an $8.0 million construction facility and a $2.728 million A&D facility. These facilities accrue interest at prime plus 1%, payable monthly, require payment of a commitment fee of 1% per annum and are secured by WBV housing and land inventory. The A&D facility matures on March 31, 1998 and the construction facility matures on January 1, 1999.

         The construction and A&D facilities described above contain capital distribution restrictions and various covenants, including but not limited to, covenants regarding: (i) encumbrances; (ii) minimum available liquidity; (iii) maximum total debt to tangible net worth; (iv) minimum tangible net worth; (v) minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest incurred; (vi) restrictions on mergers, consolidations and acquisitions; (vii) restrictions on asset sales; and (viii) restrictions on incurrence of additional indebtedness. Among other things, such covenants may limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. Further, the availability of funds under the revolving facilities is dependent upon compliance with such covenants, certain loan-to-value ratios stated in each facility and the levels of pre-sold and speculative construction. Accordingly, all of the committed credit may not be available to the Company at a particular time. Any inability of the Company to obtain financing when needed in amounts or on terms favorable to the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         The Transoccidental Note represents a mortgage note related to a development in Phoenix. Such note bears interest at 10.25% due quarterly. The note was paid off in September 1997.

         Other Secured Borrowings - In addition to the credit facilities described above, the Company has various notes outstanding collateralized primarily by land held for development. The notes bear interest at rates ranging from the prime rate to 10% and are due at various dates through fiscal 2001. At September 30, 1997, $4.9 million was outstanding under these notes.

         Senior Unsecured Notes Payable - On the Acquisition Date, the Company issued Series A Senior Notes in a principal amount of $60 million and Series B Senior Notes in a principal amount of $10 million. Interest on the Senior Notes accrues at a rate of 12.5% per annum and is payable semi-annually. Both series of Senior Notes mature on May 1, 2000. The Series B Senior Notes further require prepayments from the proceeds of certain asset sales in excess of $10 million, subject to certain limitations related to the Company's construction and A&D facilities. Upon the consummation of the next qualifying asset sale, as defined, the Company will be required to make an offer to repurchase all or a portion of the outstanding $10 million principal amount of Series B Senior Notes, plus accrued and unpaid interest. The Senior Notes contain numerous covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company.

         Subordinated Notes Payable - At September 30, subordinated notes consist of the following:

                                                               1997      1996
                                                            --------- ---------
                                                               (In thousands)

         Series C Subordinated Notes                         $35,000   $35,000
         Series D Subordinated Notes                          45,000    10,000
         Interest paid-in-kind in additional C and D Notes     9,688      --
         Interest to be paid-in-kind                           5,420     5,262
                                                             -------   -------
         Total                                               $95,108   $50,262
                                                             =======   =======

         On the Acquisition Date, the Company issued Series C Subordinated Notes in a principal amount of $35 million ($30 million of which were issued to DMB in connection with its acquisition of the equity of the Company). Interest on the Series C Subordinated Notes accrues at the rate of 14.5% per annum and is payable semi-annually. The Series C Subordinated Notes mature November 1, 2000. On May 6, 1996, Eastrich No. 184, LLC acquired $15 million of the Series C Subordinated Notes from DMB. The payment of interest in cash on the Series C
Subordinated Notes is restricted by certain covenants in the Company's new facility. The November 1, 1996, May 1, 1997 and November 1, 1997 payments of interest were paid in-kind in additional Series C Subordinated Notes.

         On March 15, 1996, DMB invested $10 million in the Company in exchange for $10 million Series D Subordinated Notes. The terms of the Series D Subordinated Notes are identical to the terms of the Series C Subordinated Notes discussed above, except that payments on the Series D Subordinated Notes are subordinate to payments on the Series C Subordinated Notes. On May 6, 1996, Eastrich No. 184, LLC acquired $5 million of the Series D Subordinated Notes from DMB. During fiscal 1997, DMB and AEW have invested $17.5 million each in the Company in exchange for additional Series D Subordinated Notes. The November 1, 1996, May 1, 1997 and November 1, 1997 payments of interest were paid in-kind in additional Series D Subordinated Notes.

         Mortgage Debt - UDC Mortgage Corp. finances its mortgage operations with a $10 million revolving credit facility which originally matured on October 30, 1997. Subsequent to September 30, 1997, the commitment amount was reduced to $3.0 million and the maturity was extended to December 31, 1997. This facility is secured by residential mortgages originated in the closing of the Company's residential home sales. The Company will not extend the maturity of this facility as all ongoing mortgage related operations will be conducted through UDC Mortgage.

      Debt maturities for the five years ending September 30 are as follows:

                                                         (In thousands)

            1998                                             $64,281
            1999                                                 361
            2000                                              70,396
            2001                                              95,438
            2002                                                --
                                                             -------

            Total                                          $ 230,476
                                                             =======


5.    ASSET IMPAIRMENT

      1996 - At September 30, 1996, the Company concluded that, on the basis of 1996 operating losses and projected 1997 operating losses, its long-term assets may not be recoverable. In accordance with SFAS No. 121, the Company tested its long-term assets currently held, including allocated goodwill, for recoverability and determined that an impairment loss of $42,815,000 should be recognized. The impairment loss was comprised of $3,527,000 and $4,151,000 applicable to land inventory and land held for sale, respectively, located in Phoenix and Northern California and $35,137,000 applicable to goodwill. Therefore, the goodwill balance of $38,682,000 (net of accumulated amortization of $1,354,000) was written down to $3,545,000 at September 30, 1996. Fair value of land inventory was determined based upon an evaluation of comparable market prices and the present value of estimated realizable values of such property. Fair value of property held for sale was based upon estimated sales prices less selling costs and the fair value of mortgage assets was estimated to be net carrying values.

      1995 - In an effort to improve its liquidity, the Predecessor Company announced in the second quarter of fiscal 1995 its intention to actively market its Southeast homebuilding operations which had been under-performing in relation to management's expectations. In connection with the Bankruptcy Proceedings, in May 1995, the Predecessor Company also identified two residential projects in California and certain commercial and mixed-use real estate parcels in Arizona to actively market for sale. As a result of these decisions, in 1995 the Predecessor Company wrote down the carrying amounts of the projects and parcels referred to above to the amounts expected to be realized from their immediate sale, reduced for costs to be incurred prior to and in connection with such sales. The write-downs included the immediate amortization of all deferred costs associated with the Predecessor Company's Southeast operations. In addition, based on new information, the Predecessor Company revised downward its estimate of proceeds to be received from certain parcels identified for sale in the year ended September 30, 1994, based on efforts to accelerate the sale of those parcels. The total charge to operations in the year ended September 30, 1995 resulting from such write-downs was $67,177,000.

6.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company enters into certain contracts and commitments for real estate development and construction. Certain of these contracts relate to options to purchase land under which the Company would lose cash deposits if such options were not exercised.

      The Company is obligated under various operating leases through fiscal 2007. Total rental expense under operating leases was $1,350,000, $1,200,000 and $1,200,000 in fiscal 1997, 1996 and 1995, respectively.
      Included in rental expense in fiscal 1996 and 1995 is $593,000 and $551,000, respectively, paid to entities among whose principals were certain former officers of the Company.

      Aggregate minimum rentals under noncancellable operating leases for the next five years ending September 30 and thereafter are as follows:

                                                          (In thousands)

            1998                                              $1,094
            1999                                               1,101
            2000                                                 944
            2001                                                 813
            2002                                                 719
            Thereafter                                         2,342
                                                             -------
                                                             $ 7,013
                                                             =======

      During 1995, three lawsuits were filed against certain former officers and directors of the Predecessor Company alleging violation of securities laws, fraud and negligence. A settlement has been reached, which has received approval from the Arizona Superior Court, under which the Company was obligated for the $1,500,000 deductible under its directors and officers policies. Such amount was paid in December 1995. In addition, the Company paid $250,000 on behalf of DMB. The Company does not believe that any other obligations to officers and directors under its bylaws will exceed its coverage under its officers and directors insurance policies.

      The Company is a defendant in lawsuits that arise from or are related to the conduct of the Company's business. The Company does not believe that the ultimate resolution of these cases will materially affect the financial position, results of operations or cash flows of the Company.

7.    RELATED PARTIES

      As explained in Note 2, on November 14, 1995 DMB acquired 1,000 shares (100%) of the Company's common stock. At that time DMB issued a purchase option to AEW to acquire 500 of such shares. On May 6, 1996, AEW exercised its option and acquired 500 shares of common stock. As a result, the Company is now 50% owned by DMB and 50% owned by AEW. Transactions between DMB and AEW and the Company during fiscal 1996 and 1997 are as follows:

      1. Prior to the Acquisition by DMB, the Company had option agreements with DMB under which the Company acquired lots in certain of its subdivisions. During fiscal 1996 and 1997, the Company paid DMB $9,780,000 and $5,322,000, respectively, for the purchase of lots under such options. At September 30, 1997, all lots had been acquired under these pre-acquisition option agreements. Further, DMB paid the Company $2,727,400 during fiscal 1996 for infrastructure and other work on property subject to those option agreements. Subsequent to the Acquisition, the Company has entered into new option agreements with DMB and DMB/AEW Land Holdings Two, LLC ("Land Holdings Two") , an affiliate of DMB and AEW. During fiscal 1997, the Company paid these affiliates $16,205,000 under these new option agreements. Additionally, during fiscal 1997 the Company has paid or accrued $297,000 in property taxes on lots under option with affiliates. The Company believes that lot prices and other monetary provisions under these agreements approximated fair value at the date the agreements were entered into.

      2. During fiscal 1996 and 1997, DMB/AEW Land Holdings One, LLC ("Land Holdings One"), an affiliate of DMB and AEW, acquired from the Company approximately $28,607,000 and $25,519,000, respectively, of land held for sale at the Company's cost, which the Company believes approximated the fair value of such land. The Company continues to market the land purchased by Land Holdings One in exchange for a management fee and commissions. For the year ended September 30, 1997, the Company earned $75,000 in management fees and $557,000 in commissions pursuant to this agreement.

      3. During fiscal 1997, DMB and AEW invested $17,500,000 each in the Company in exchange for additional Series D Subordinated Notes. At September 30, 1997 and 1996, AEW and DMB collectively owned approximately $85,741,000 and $40,000,000 principal amount of the Subordinated Notes, respectively. Interest expense of $9,300,000 and $4,600,000 on the Subordinated Notes held by AEW and DMB was recorded in fiscal 1997 and 1996, respectively.

      4. Affiliates of DMB and AEW collectively own 22.5% of Westbrook Village Venture, one of the Company's Arizona retirement operations.

      5. On December 31, 1996, the Company received additional capital contributions of $5,000,000 each from DMB and AEW.

      6. In July 1997, the Company entered into a four year lease with an affiliate of AEW to house the Company's Diamond Bar, California regional operations.

8.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at September 30:

                                                      1997         1996
                                                   -----------------------
                                                        (In thousands)

        Office furniture and equipment               $2,097       $  907
        Sewer plant                                   2,930        2,930
        Other                                            36           29
                                                     ------       ------

        Total                                         5,063        3,866
        Less accumulated depreciation                   849          212
                                                     ------       ------

        Property and equipment - net                 $4,214       $3,654
                                                     ======       ======

9.    ACCRUED LIABILITIES AND EXPENSES

      Accrued liabilities and expenses consist of the following at September 30:

                                                     1997            1996
                                                  ---------       ---------
                                                        (In thousands)

      Accrued construction costs                   $21,748         $18,797
      Accrued warranty costs                         2,874           1,918
      Accrued compensation                           3,833           6,531
      Restructuring reserves                          --             6,050
      Other                                         16,941          16,339
                                                   -------         -------

      Total                                        $45,396         $49,635
                                                   =======         =======

      At September 30, 1996, accrued compensation includes severance accruals and restructuring reserves include fees relating to the Bankruptcy Proceedings and costs to exit the southeast market.

10.   INCOME TAXES

      The components of deferred taxes are as follows at September 30:

                                                             1997        1996
                                                          ----------  ----------
                                                              (In thousands)

        Differences between financial reporting and
          tax basis of housing and land inventories        $ 32,708    $ 39,797

        Differences between financial reporting and tax
          basis in affiliated land bank partnerships          9,216       6,315

        Net operating loss carryforward                      45,544      32,991

        Other - net                                           5,802       7,453
                                                           --------    --------

        Total                                                93,270      86,556
        Valuation allowance                                 (93,270)    (86,556)
                                                           --------    --------

        Total deferred taxes                               $   --      $   --
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

      The acquisition of the Company by DMB on November 14, 1995 constitutes a change in control for income tax purposes. The Company will be limited in the utilization of its net operating loss carryovers and net built-in losses that existed at the time of the change in control. The limitation on utilization is approximately $4.5 million per year. The carryovers and the net built-in losses subject to the limitation are approximately $130 million.

      The Company has approximately $110 million of net operating loss carryovers at September 30, 1997 (including approximately $45 million subject to the limitation described above). The following table summarizes the approximate federal carryovers and built-in losses, and their expiration dates:

                                                                      Year of
                                                  (In thousands)     Expiration

        Pre-change net operating loss                 $45,000        2007 - 2012
        Post-change net operating loss                $65,000        2011 - 2012
        Net built-in loss                             $85,000        2018 - 2020


      The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended September 30:

                                                                  1997           1996           1995
                                                               ----------     ----------     ----------
                                                                            (In thousands)
        Computed income tax benefit at statutory rate           $ (6,444)      $(12,692)      $(36,705)
        State income tax benefit                                    (884)        (1,741)        (6,369)
        Fresh Start accounting adjustment and
          reorganization costs                                       476        (14,437)          --
        Goodwill amortization and write-off                           72          4,873           --
        Other                                                         66          2,852           --
        Increase in deferred tax asset valuation allowance         6,714         21,145         69,893
                                                                --------       --------       --------

        Total taxes                                             $   --         $   --         $ 26,819
                                                                ========       ========       ========

11.   HOUSING INTEREST

      Housing interest incurred is capitalized and expensed through cost of housing sales, as it relates to housing and land inventories. The components of housing interest are as follows for the years ended September 30:

                                                       Successor Company          Predecessor Company
                                                   ------------------------    ------------------------
                                                      1997          1996          1996          1995
                                                   ----------    ----------    ----------    ----------
                                                                     (In thousands)
          Interest costs incurred                   $ 28,184      $ 27,856      $  3,179      $ 34,041
          Less interest capitalized                  (12,934)       (9,845)       (2,473)      (26,846)
                                                    --------      --------      --------      --------

          Interest expensed                         $ 15,250      $ 18,011      $    706      $  7,195
                                                    ========      ========      ========      ========

          Amortization of capitalized interest
            included in cost of sales               $  9,222      $  5,461      $  1,117      $ 28,550
                                                    ========      ========      ========      ========

          Interest income                           $    143      $  1,124      $    138      $  1,034
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

12.   EMPLOYEE BENEFIT PLANS

      On November 14, 1995, upon the Company's acquisition by DMB, holders of options to purchase the Predecessor Company's common stock did not receive any consideration for their claims or interests and their options were canceled.

      Employees Savings and Investment Plan - Substantially all employees of the Company are eligible to participate in an employee savings and investment plan which, pursuant to Section 401(k) of the Internal Revenue Code, permits deferral of a portion of their income into trusteed investments in third-party managed investment funds. Matching contributions from the Company to the plan amounted to approximately $418,000, $285,000 and $284,000 in the years ended September 30, 1997, 1996 and 1995, respectively.

      Profit Sharing Plan - Prior to January 1, 1997 all full-time employees of the Company were eligible to participate in a qualified trusteed profit sharing plan. Effective January 1, 1997, this plan was consolidated with the Employees Savings and Investment Plan. Contributions to the plan, which are related to the prior year, were made at the discretion of the Company's board of directors and amounted to $227,000 for the year ended September 30, 1995.

13.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The unaudited quarterly results of operations are as follows for the years ended September 30, 1997 and 1996:


                                                          The Company
                                  --------------------------------------------------------------
                                                         Quarter Ended
                                  --------------------------------------------------------------
                                   December 31,     March 31,        June 30,     September 30,
                                  --------------   -----------     -----------   ---------------
                                                         (In thousands)
Year ended September 30, 1997:
    Housing sales                   $  80,705       $  84,926       $  98,757      $ 116,273
    Gross margin                       11,775          13,068          14,243         18,689
    Net loss                           (3,560)         (4,744)          6,134         (3,973)

                                          Predecessor
                                            Company                                 The Company
                                        --------------- -----------------------------------------------------------------

                                                                          Quarter Ended
                                        ---------------------------------------------------------------------------------
                                                  December 31,              March 31,        June 30,      September 30,
                                        ------------------------------     -----------     -----------    ---------------
                                                                              (In thousands)
Year ended
  September 30, 1996:
Housing sales                            $  29,624          $  50,358       $  81,845       $ 116,148       $ 139,104
Gross margin                                 2,354              3,462           8,777          13,958          22,824
Net loss before extraordinary items        (10,241)            (4,991)         (6,498)         (2,671)        (48,057)
Net income (loss)                           25,954(1)          (4,991)         (6,498)         (2,671)        (48,057)(2)

      (1) Includes gain of $50,264 arising from gain on debt discharge and a charge of $14,069 due to Fresh Start reporting adjustments (Note 2).

      (2)   Includes charge of $42,815 from asset impairment (Note 5).

                                   * * * * * *

Item 9.           Changes in and  Disagreements  with  Accountants on Accounting
-------           --------------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         There were no changes or disagreements during fiscal 1997.

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

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of November 1, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

Name                         Age        Position(s) with Company
----                         ---        ------------------------

Garth R. Wieger              39         Chief Executive Officer, President and Director
Dean Bloxom                  36         President, UDC Mortgage Corp.
Kenda B. Gonzales            40         Senior Executive Vice President and Chief Financial Officer
James J. Grogan              43         Senior Executive Vice President
Jay D. Johnson               38         Executive Vice President and Chief Information Officer
Drew M. Brown                48         Director, Chairman
Joseph F. Azrack             50         Director
Bennett Dorrance             51         Director
Gadi Kaufmann                42         Director
James L. McCabe              54         Director
Thomas H. Nolan, Jr.         40         Director
Mark Sklar                   49         Director

         Mr. Wieger has been President and Chief Executive Officer of the Company since May 1996. Prior to joining the Company, Mr. Wieger was the President of the Arizona Division of Shea Homes from 1991. Prior to 1991, Mr. Wieger was employed by Continental Homes Holding Corp. as Vice President of Land Acquisition and Development.

         Mr. Bloxom has been President of UDC Mortgage Corp. since August 1996. Prior to joining UDC Mortgage Corp., Mr. Bloxom was Regional Builder Sales Manager for Directors/Norwest Mortgage for more than five years. His responsibilities included managing production of mortgage products for homebuilders.

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

         Mr. Azrack has been a Director since June 1996. Mr. Azrack is the President and Chief Executive Officer of AEW, a real estate investment and asset management company for institutional investors. He joined AEW in 1983 and has over twenty years of experience in the real estate investment industry. Mr. Azrack serves as a Partnership Committee member of the Taubman Realty Group Limited Partnership.

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

         Mr. Nolan has been a Director since June 1996. Mr. Nolan is a Managing Director of AEW and also serves as a Director of Portfolio Management for AEW. He joined AEW in 1984 and has responsibility for AEW's high-yield equity investment portfolios. Mr. Nolan also serves as a director of Bedford Property Investors, Inc.

         Mr. Sklar has been a Director since January 1996. Mr. Sklar has been a Managing Director of DMB Associates, an investment and real estate development company, for more than five years.

Board Meetings and Committees

         Regular meetings of the Board of Directors of the Company are conducted quarterly. From time to time special meetings of the Board of Directors are conducted as required. During fiscal 1997, the Board of Directors held five meetings. All directors attended more than 80% of the meetings of the Board of Directors and committees on which they serve. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with their attendance at Board and committee meetings. Non-employee members of the Board are paid $3,000 per meeting attended. The Board of Directors has established an Audit Committee and a Compensation Committee.

         The Audit Committee is composed of Messrs. Kaufmann, Nolan and McCabe. The function of the Audit Committee is to recommend to the Board the appointment of the independent public accountants and to review the scope and results of the annual audit engagement. In fiscal 1997, no Audit Committee meetings were held.

         The Compensation Committee is composed of Messrs. Azrack and Dorrance. The function of the Compensation Committee is to establish the amount and form of compensation for the Executive Officers and to monitor compensation of the other executives of the Company. In fiscal 1997, one Compensation Committee meeting was held.

Item 11.          Executive Compensation
--------          ----------------------

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended September 30, 1997, 1996 and 1995, of the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (collectively, the "Named Officers").

                                                            SUMMARY COMPENSATION TABLE
                                    ---------------------------------------------------------------------------
Name and Principal Position                                                  Other Annual        All Other
                                       Year      Salary        Bonus        Compensation(1)     Compensation
                                    ---------------------------------------------------------------------------
Garth R. Wieger                        1997      285,000      461,000            --                  --
  Chief Executive Officer and          1996      117,000      283,000            --                  --
  President(2)                         1995         --           --              --                  --

Dean Bloxom                            1997      112,500      166,500            --                  --
  President UDC Mortgage Corp. (3)     1996       23,942       23,000            --                  --
                                       1995         --           --              --                  --

Kenda B. Gonzales                      1997      175,000      158,000            --                  --
  Senior Executive Vice President      1996       40,497      130,000            --                  --
  and Chief Financial Officer(4)       1995         --           --              --                  --

James J. Grogan                        1997      175,000      158,000            --                  --
  Senior Executive Vice                1996       39,151       75,000            --                  --
  President(5)                         1995         --           --              --                  --

Jay D. Johnson                         1997      142,000       50,000            --                  --
  Executive Vice President and         1996       47,335       33,000            --                  --
  Chief Information Officer (6)        1995         --           --              --                  --

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

(3) Mr. Bloxom has served as President of UDC Mortgage Corp. since August 1996; he did not serve in any other capacity for the Company prior to such date.

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

Employment Contracts, Termination of Employment and Change-in-Control Agreements

         The Company has no employment agreements or agreements with respect to "change in control" of the Company with any of the Named Officers, except for individually negotiated letter agreements entered into when each Named Officer joined UDC related to minimum bonuses and other allowances to be paid in fiscal 1996 and 1997.

         The Company and its former Chief Executive Officer and President, Mr. Richard C. Kraemer, entered into a written employment agreement (the "Kraemer Employment Agreement") effective November 14, 1995 which continued Mr. Kraemer's employment with the Company. The term of the Kraemer Employment Agreement was three years with automatic one year extensions unless terminated. Mr. Kraemer's employment agreement was terminated in March 1996 and the Company paid Mr. Kraemer $60,000 in severance payments and forgave indebtedness of $174,690 in connection therewith in fiscal 1996. Mr. Kraemer received an additional $1,340,000 in severance payments and $315,408 of debt forgiveness in fiscal 1997; these amounts were included in the accruals established at the Acquisition Date.

Board Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors is comprised of Messrs. Azrack and Dorrance. The Committee is responsible for establishing the compensation levels for the Named Officers and for reviewing and monitoring, but not approving, compensation to other executives of the company.

         Set forth below is a report of the Committee addressing UDC's compensation policies for fiscal 1997 as they affected the Named Officers.

         Overall Policy

         The key elements of UDC's executive compensation program consist of base salary, annual bonus and long-term incentive opportunities. The program is intended to enable UDC to attract, motivate and retain senior management by providing a fully competitive total compensation package based on both individual  and  corporate  performance,  taking  into  account  both annual and long-term performance goals, and recognizing individual initiative and achievements.

         Annual Compensation

         Annual total compensation for senior management consists of base salary and potential for annual bonus payments.

         Base salary for the Named Officers for 1997 was paid pursuant to individually negotiated letter agreements entered into when each Named Officer joined UDC. A substantial portion of the annual bonus payment for each Named Officer for fiscal 1997 was paid pursuant to these contracts, although the Compensation Committee elected to augment such bonuses with the potential for awards under the Company's new incentive compensation program, described below.

         Incentive Compensation Plan

         The Compensation Committee approved an incentive compensation plan (the "Incentive Compensation Plan") in February 1997. The purposes of the Incentive Compensation Plan are to encourage key executives to: (1) focus on building efficient and high quality homes while providing extraordinary service for UDC's customers, developing an experienced and highly skilled home building team of professionals, and developing strong relationships with the most efficient, productive and competent trade contractors; (2) create consistent goals at every level within the company so that everyone makes decisions as if they were long-term owners; and (3) provide flexibility to the Division Presidents and key managers to work within the market conditions that prevail locally.

         The Incentive Compensation Plan incorporates both the short-and the long-term incentive aspects of UDC's executive compensation program.

         The  long-term   incentive   aspects  of  the  Plan  provide  for  cash
compensation to be paid to eligible executives (which would include the Named Officers) based on a valuation of the Company beginning on October 1, 2001, or, if earlier, a material change in control, as defined. The value of the Company will be calculated by a compensation consultant selected by the Compensation Committee based upon the market multiple of comparable home builders. The market multiple will be applied to the average net income for the current and prior year through 2003. At the end of each fiscal year the compensation pool will be calculated with one-third of the pool paid in cash at the end of each fiscal year to eligible participants still serving the Company.

         The short-term aspect of the Plan provides for annual cash bonus payments to be made to eligible executives (including, for fiscal 1997, each of the Named Officers) and key employees based on the achievement of stated goals and performance measures, both at the divisional level and for the Company as a whole. As noted above, a substantial portion of the bonus payments made to the Named Officers for fiscal 1997 were paid pursuant to individually negotiated letter agreements. However, the Compensation Committee approved the inclusion of the Named Officers in the annual bonus plan for 1997 to enable them to achieve additional bonus payments if certain performance measures (i.e. net sales per employee, cycle time improvement, home buyer survey satisfaction results, fixed general and administrative costs as a percent of revenue, etc.) were achieved. The performance measures are calculated at the corporate level as well as at the divisional level. To the extent the divisional goals are achieved, the bonus payments made to the Named Officers is increased. It is expected that the Named Officers similarly will participate in the annual bonus plan for fiscal 1998.

         At a meeting of the Compensation Committee held on November 17, 1997, the Committee approved the 1997 annual bonus payments for executives and employees under the Incentive Compensation Plan.




                                       Joe Azrack

                                       Bennett Dorrance

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

         The following table sets forth certain information regarding the Company's outstanding shares of Common Stock beneficially owned as of November 1, 1997 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Officer, and (iv) directors and executive officers of the Company as a group.

                                                                  Amount and
                                                                  Nature of
Name and Address of 5% Stockholders,                              Beneficial
Names of Directors and Officers (1)                              Ownership(2)     Percentage(2)
-----------------------------------                              ------------     -------------
DMB Residential L.L.C.                                               500               50%
   4201 North 24th Street, Suite 120
   Phoenix, Arizona  85016
AEW Partners, L.P.                                                   500               50
   225 Franklin Street
   Boston, Massachusetts  02110
Garth R. Wieger                                                       0                 0
Dean Bloxon                                                           0                 0
Kenda B. Gonzales                                                     0                 0
James J. Grogan                                                       0                 0
Jay D. Johnson                                                        0                 0
Drew M. Brown                                                       500(3)             50
Joseph F. Azrack                                                      0                 0
Bennett Dorrance                                                    500(3)             50
Gadi Kaufmann                                                         0                 0
James L. McCabe                                                       0                 0
Thomas H. Nolan, Jr.                                                  0                 0
Mark Sklar                                                          500(3)             50
All directors and executive officers as a group (12 persons)        500                50

--------------------------------
(1) Except as set forth below, the address for each beneficial owner is c/o UDC Homes, Inc., 6710 N. Scottsdale Road, Scottsdale, Arizona 85253.
(2) Unless otherwise indicated, all parties have both exclusive voting and investing power or hold shares in joint tenancy with their spouses.
(3) Includes 500 shares of Common Stock owned by DMB, of which Messrs. Brown and Sklar and a company controlled by Mr. Dorrance and trusts for the benefit of his children are members.

Item 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

         Prior to the Acquisition by DMB, the Company had option agreements with DMB under which the Company acquired lots in certain of its subdivisions. During fiscal 1996 and 1997, the Company paid DMB $9,780,000 and $5,322,000, respectively, for the purchase of lots under such options. At September 30, 1997, all lots had been acquired under these pre-acquisition option agreements. Further, DMB paid the Company $2,727,400 during fiscal 1996 for infrastructure and other work on property subject to option agreements. Subsequent to the Acquisition, the Company has entered into new option agreements with DMB and DMB/AEW Land Holdings Two, LLC ("Land Holdings Two"), an affiliate of DMB and AEW. During fiscal 1997, the Company paid these affiliates $16,205,000 under these new option agreements. Additionally, during fiscal 1997 the Company has paid or accrued $297,000 in property taxes on lots under option with affiliates. The Company believes that lot prices under these agreements approximated fair value at the date the agreements were entered into.

         During fiscal 1996 and 1997, DMB/AEW Land Holdings One, LLC ("Land Holdings One"), an affiliate of DMB and AEW, acquired approximately $28,607,000 and $25,519,000, respectively, of land held for sale at the Company's cost, which the Company believed to approximate the fair value of such land. The Company continues to market the land purchased by Land Holdings One in exchange for a management fee and commissions. For the year ended September 30, 1997, the Company earned $75,000 in management fees and $557,000 in commissions pursuant to this agreement.

         During fiscal 1997, DMB and AEW invested $17,500,000 each in the Company in exchange for additional Series D Subordinated Notes. Interest expense of $9,300,000 and $4,600,000 on the Subordinated Notes held by AEW and DMB was recorded in fiscal 1997 and 1996, respectively. At September 30, 1997 and 1996, AEW and DMB collectively owned approximately $85,741,000 and $40,000,000 principal amount of the Subordinated Notes, respectively.

         Affiliates of DMB and AEW collectively own 22.5% of Westbrook Village Venture, one of the Company's Arizona retirement operations.

         On  December  31,  1996,  the  Company  received   additional   capital
contributions of $5,000,000 each from DMB and AEW.

         During fiscal 1997 and 1996, the Company made payments of $22,000 and $142,000, respectively, to Robert Charles Lesser & Co. for strategic planning and market analysis. Mr. Kaufmann, a Director of the Company, is Managing Director of Robert Charles Lesser & Co.

         In July 1997, the Company entered into a four year lease with an affiliate of AEW to house the Company's Diamond Bar, California regional operations.

         In 1983, the Predecessor Company organized Mill & Ellis Office Limited Partnership, an Arizona limited partnership ("Mill & Ellis"), and in 1987 organized ME II Limited Partnership, an Arizona limited partnership ("ME II"), each of which owns one of the Company's two executive office buildings and leases these buildings to the Company. During fiscal 1996, Mr.

Kraemer owned 24% of Mill & Ellis and 15% of ME II, and UDC Advisory Services Inc., a wholly owned subsidiary of the Company, having purchased interests previously owned by certain former employees of the Company, owned 25% of ME II. On June 25, 1996, Mr. Kraemer assigned his interest in Mill & Ellis and ME II to the Company. The total equity contributions to these limited partnerships were $261,667. The land and construction costs of the two buildings totaled approximately $2.4 million. In 1993, the Predecessor Company entered into a lease for one of the buildings for approximately $235,700 per year for 14,518 square feet and a lease initially for approximately $244,000 per year for 14,775 square feet for the second building. Each of these leases contained a five-year lease extension terminating in June 1998.

         In November 1995, in consideration of certain financial accommodations afforded the Company by Bank of America Arizona ("B of A"), the Company and Mill & Ellis agreed in favor of B of A that during the term of the lease, rent payments are payable from the Company to Mill & Ellis in the amount of $241,308 per year (or $20,109 per month) plus all Direct Expenses (as defined) in excess of $58,072 per year (or $4,839 per month). Similarly, the Company and ME II agreed in favor of B of A that during the term of the lease, rent payments are payable from the Company to ME II in the amount of $304,268 per year (or $25,355 per month) plus all Direct Expenses in excess of $59,100 per year (or $4,925 per month). In December 1996, Mill & Ellis and ME II (which the Company controlled) sold these buildings to a third party. The Company relocated its operations from these buildings in January 1997.

                                     PART IV

Item 14.          Exhibits,  Financial Statement Schedules,  and Reports on Form
--------          --------------------------------------------------------------
                  8-K
                  ---

(a)      The following documents are filed as part of this report:

         1.       Financial   Statements  (See  Index  to  Financial  Statements
                  located in Item 8 of this report);

         2.       Financial   Statement   Schedules   (See  Index  to  Financial
                  Statements located in Item 8 of this report); and

         3.       Exhibits  required  by  Securities  and  Exchange   Commission
                  Regulation S-K, Item 601 are listed below.

Exhibit
Number            Description of Document
------            -----------------------

4.1(1) $7,783,886 aggregate principal amount of Series C Subordinated Notes due 2000. Terms identical to previously issued Series C Notes.

4.2(2)            $36,904,122   aggregate   principal   amount   of   Series   D
                  Subordinated Notes due 2000. Terms identical to previously issued Series D Notes.

10.1(3) Lease Agreement dated November 5, 1996 between Scottsdale Spectrum LLC and the Company.

10.2(4) Amended and Restated UDC Master Revolving Line of Credit Loan Agreement (borrowing base) dated April 30, 1997, among Bank One, Arizona, NA ("BOAZ"), Guaranty Federal Bank, F.S.B.("Guaranty"), Wells Fargo Bank, National Association ("WFB"), Bank of America National Trust and Savings Association ("BofA"), Norwest Bank Arizona, National Association ("Norwest") and the Company.

10.3(4) Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of BOAZ in the principal amount of $60,000,000.

10.4(4) Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of Guaranty in the principal amount of $30,000,000.

10.5(4) Amended and Restated Promissory Note dated April 30, 1997 by the Company in favor of WFB in the principal amount of $40,000,000.

10.6(4) Promissory Note dated April 30, 1997 by the Company in favor of BofA in the principal amount of $30,000,000.

10.7(4) Promissory Note dated April 30, 1997 by the Company in favor of Norwest in the principal amount of $10,000,000.

27                Financial Data Schedule

Footnotes:
---------
         (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

         (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

         (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

All other exhibits are omitted as the information required is inapplicable.

 (b) There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 1997          UDC HOMES, INC.
                                   By: /s/ Garth R. Wieger
                                       -----------------------------
                                       Garth R. Wieger, Chief Executive Officer,
                                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                               Date
---------                                -----                               ----

/s/ Garth R. Wieger                      President, Chief Executive          December 22, 1997
------------------------------------     Officer and Director
Garth R. Wieger                          (Principal Executive officer)

/s/ Kenda B. Gonzales                    Senior Executive Vice President     December 22, 1997
------------------------------------     and Chief Financial Officer
Kenda B. Gonzales                        (Principal Financial and Accounting Officer)

/s/ Drew M. Brown                        Director, Chairman                  December 22, 1997
------------------------------------
Drew M. Brown

/s/ Joseph F. Azrack                     Director                            December 22, 1997
------------------------------------
Joseph F. Azrack

/s/ Bennett Dorrance                     Director                            December 22, 1997
------------------------------------
Bennett Dorrance

/s/ Gadi Kaufmann                        Director                            December 22, 1997
------------------------------------
Gadi Kaufmann

/s/ James L. McCabe                      Director                            December 22, 1997
------------------------------------
James L McCabe

/s/ Thomas H. Nolan, Jr.                 Director                            December 22, 1997
------------------------------------
Thomas H. Nolan, Jr.

/s/ Mark Sklar                           Director                            December 22, 1997
------------------------------------
Mark Sklar

                                       41