Form 10-Q
period 1997-12-31
UDC HOMES INC
filed 1998-02-13
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to _______ to
         _______ .

                         Commission File Number 1-11416


                                 UDC HOMES, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                     86-0702254
  (State of Incorporation)                (I.R.S.  Employer Identification No.)


  6710 North Scottsdale Road, Scottsdale, Arizona            85253
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (602) 627-3000


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 12, 1998 - Common Stock, $0.01 par value, 1,000 shares.

                        UDC HOMES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - Financial Information

Item 1.     Financial Statements - unaudited

            Consolidated Balance Sheets
               At December 31, 1997 and September 30, 1997 ..................  3

            Consolidated Statements of Operations
               For the three months ended December 31, 1997 and 1996 ........  4

            Consolidated Statements of Cash Flows
               For the three months ended December 31, 1997 and 1996.........  5

            Condensed Notes to Consolidated Financial Statements.............  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 10


                           PART II - Other Information

Item 1.     Legal Proceedings................................................ 18

Item 6.     Exhibits and Reports on Form 8-K................................. 19

Signatures  ................................................................. 20

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    December 31     September 30,
                                                                       1997             1997
                                                                   -------------    ------------
                                                                           (in thousands)
ASSETS

  Cash and cash equivalents                                        $   4,651        $   8,871
  Receivables                                                          1,457            1,930
  Housing and land inventories                                       298,345          290,792
  Property and equipment, net                                          4,058            4,214
  Goodwill                                                             3,321            3,366
  Other assets                                                         3,335            2,841
                                                                   ---------        ---------
                                                                   $ 315,167        $ 312,014
                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                                 $  16,046        $  22,228
  Accrued liabilities and expenses                                    45,111           49,635
  Notes payable, senior and subordinated debt
     ($94,487 and $90,921, respectively, due to related parties)     243,575          229,098
                                                                   ---------        ---------
          Total liabilities                                          304,732          300,961
                                                                   ---------        ---------

MINORITY INTEREST                                                      4,069            3,681
                                                                   ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common stock, $.01 par value - 1,000 shares authorized,
    issued and outstanding                                              --               --
  Additional paid-in capital                                          88,000           88,000
  Accumulated deficit                                                (81,634)         (80,628)
                                                                   ---------        ---------
          Total stockholders' equity                                   6,366            7,372
                                                                   ---------        ---------
                                                                   $ 315,167        $ 312,014
                                                                   =========        =========

See condensed notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                Three Months Ended
                                                   December 31,
                                               --------------------
                                                 1997        1996
                                               --------    --------
                                                  (in thousands)
REVENUES:
  Housing sales                                $ 98,598    $ 80,705
  Mortgage operations, net                          382         197
  Land sales, net                                  --           894
                                               --------    --------
          Total revenues                         98,980      81,796
                                               --------    --------
COSTS AND EXPENSES:
  Cost of housing sales                          81,930      68,930
  Selling and administrative expenses            13,687      12,665
  Interest on subordinated notes payable          3,408       1,594
  Interest, net                                     668       2,176
  Other, net                                        293          (9)
                                               --------    --------
        Total costs and expenses                 99,986      85,356
                                               --------    --------
LOSS BEFORE INCOME TAXES                         (1,006)     (3,560)
INCOME TAXES                                       --          --
                                               --------    --------
NET LOSS                                       $ (1,006)   $ (3,560)
                                               ========    ========


See condensed notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                           December 31,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
                                                                           (in thousands)
OPERATING ACTIVITIES:

  Net loss                                                              $ (1,006)   $ (3,560)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        1,405       1,021
      Minority interest                                                      388        --
      Interest paid in-kind in additional subordinated notes payable       3,408       1,788
  Changes in assets and liabilities:
    Receivables                                                              473        (368)
    Housing and land inventories                                          (8,698)     (5,788)
    Other assets                                                             341       3,481
    Accounts payable                                                      (6,182)     (5,350)
    Accrued liabilities and expenses                                      (4,524)    (10,213)
                                                                        --------    --------
          Net cash used in operating activities                          (14,395)    (18,989)
                                                                        --------    --------
INVESTING ACTIVITIES:

  Investment in joint venture                                               (835)       --
  Net additions to property and equipment                                    (59)       (791)
                                                                        --------    --------
          Net cash used in investing activities                             (894)       (791)
                                                                        --------    --------
FINANCING ACTIVITIES:
  Increase in notes payable                                               11,069      10,151
  Distribution of minority interest                                         --        (1,200)
  Capital contributions                                                     --        10,000
                                                                        --------    --------
          Net cash provided by financing activities                       11,069      18,951
                                                                        --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,220)       (829)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             8,871       3,556
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  4,651    $  2,727
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest, net of amounts
  capitalized                                                           $  3,002    $  4,290
                                                                        ========    ========

See condensed notes to consolidated financial statements.

                        UDC HOMES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of UDC Homes, Inc. (the "Company") and all of its majority-owned subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures are recorded using the equity method of accounting.

         The consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed by the Company with the Securities and Exchange Commission, should be read in conjunction with these consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation. The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period.

         Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses, will be split 50/50. The Company's investment in this joint venture is being accounted for using the equity method of accounting. The Company's investment was approximately $50,000 at December 31, 1997 and September 30, 1997, and is included in "Other assets" in the accompanying consolidated balance sheets. For the quarter ended December 31, 1997, income from all mortgage operations was $382,000, of which $281,000 was from the Company's equity in the operations of UDC Mortgage and $101,000 was from UDC Mortgage Corp. Effective December 31, 1997, UDC Mortgage Corp. ceased all operations.

         In December 1997, the Company entered into a joint venture agreement with SunPower Properties L.L.C. (of which an affiliate of DMB, a holder of 50% of the Company's common stock, is a member) for the development of a master-planned retirement community in Arizona. This new community is expected to consist of approximately 2,000 homesites upon completion. The joint venture agreement provides that all capital or land contributions as well as all capital distributions and profits and losses be allocated 50/50. The joint venture is being accounted for using the equity method of accounting. At December 31, 1997, the Company's investment was approximately $835,000 and is included in "Other assets" in the accompanying consolidated balance sheet.

2.   HOUSING AND LAND INVENTORIES

     The components of housing and land inventories are as follows:

                                            December 31,        September 30,
                                                1997                 1997
                                          ------------------   -----------------
                                                     (in thousands)
          Housing inventory (including
            related land)                        $145,112             $133,798
          Land under development and
            finished lots                         146,799              150,164
          Land held for sale                        6,434                6,830
                                          ------------------   -----------------
                                                 $298,345             $290,792
                                          ==================   =================


3.   INTEREST

         Interest incurred is capitalized and expensed through cost of housing sales, as they relate to housing and land inventories. The components of interest, excluding interest on the Company's subordinated notes payable for the three months ended December 31 are as follows :

                                                         1997                 1996
                                                    ----------------     ----------------
                                                               (in thousands)
          Interest costs incurred                       $     4,491        $       4,563

          Less:  interest capitalized                         3,797                2,313
                                                    ----------------     ----------------

          Interest, net                                 $       694        $       2,250
                                                    ================     ================

          Amortization of capitalized interest
             included in cost of sales                  $     2,633        $       1,927
                                                    ================     ================

          Interest income                               $        26        $          74
                                                    ================     ================

4.   NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of the following:

                                                                    December 31,        September 30,
                                                                        1997                 1997
                                                                  ------------------   -----------------
                                                                             (in thousands)
          12.5% Series A and B senior notes due 2000                    $  70,000            $  70,000
          14.5% Series C and D subordinated notes due
          2000 ($94,487 and $90,921 due to related
            parties, respectively)                                         98,516               95,108
          Notes payable to banks under revolving credit
            facility                                                       69,598               53,229
          Notes payable to bank under construction and
            acquisition and development loans                               3,624                5,845
          Other                                                             1,837                4,916
                                                                  ------------------   -----------------
                                                                         $243,575             $229,098
                                                                  ==================   =================

         The credit facilities listed above contain numerous financial and other covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. The Series B senior notes further require the Company to make an offer to repurchase the Series B senior notes with the proceeds from qualifying asset sales in excess of certain thresholds, as defined in the indenture. In December 1997, the proceeds from such asset sales exceeded the defined threshold. Accordingly, on January 21, 1998, the Company made an offer to purchase the outstanding $10 million principal amount of the Series B senior notes at par value, plus accrued and unpaid interest. The offer to purchase will expire on March 5, 1998, unless extended by the Company.

         The payment of interest in cash on the Series C and D subordinated notes is restricted by certain covenants in the Company's credit facilities. The November 1, 1997 payments of interest were paid in kind in additional Series C and D subordinated notes.

5.   ACCRUED LIABILITIES AND EXPENSES

     Accrued liabilities and expenses consist of the following:


                                           December 31,        September 30,
                                               1997                 1997
                                         ------------------   -----------------
                                                    (in thousands)

          Accrued construction costs             $21,335              $21,748
          Accrued warranty costs                   3,064                2,874
          Accrued interest                         1,905                4,239
          Accrued compensation                     2,093                3,833
          Other                                   16,714               16,941
                                         ------------------   -----------------
                                                 $45,111              $49,635
                                         ==================   =================

6.   RELATED PARTY TRANSACTIONS

     The Company has entered into option agreements with DC Ranch LLC, an affiliate of DMB, and DMB/AEW Land Holdings Two, LLC ("Land Holdings Two"), an affiliate of DMB and AEW, a holder of 50% of the Company's common stock, for the purchase of up to 1,357 lots in southern California and Arizona. During the quarter ended December 31, 1997, the Company paid these entities $1,527,000 for the purchase of 23 lots under these option agreements. As of December 31, 1997, the number of lots remaining to be acquired under these option agreements was 1,184.

     The Company's Los Angeles regional office is located in a building owned by an affiliate of AEW. During the quarter ended December 31, 1997, the Company paid this affiliate $45,000 in office rent.

     The Company believes that the monetary and other provisions under the above agreements are no less favorable than could be obtained through third party arrangements.

7.   CONTINGENCIES

     During 1995, three lawsuits were filed on behalf of a purported class of present and former shareholders of the Company against certain former officers and directors of the Company alleging violation of securities laws, fraud and negligence. The Company is not a named defendant in these lawsuits; however, the Company could be required to indemnify certain director/officer defendants if such defendants incur defense expenses and seek indemnification. An agreement (the "Settlement Agreement") was previously reached pursuant to which the plaintiffs and the director/officer defendants agreed to settle and compromise the lawsuits in their entirety, as such actions relate to the director/officer defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, $1.5 million, which represents the self-insured retention under the Company's applicable directors' and officers' insurance policies, has been paid by the Company. In addition, the Company paid $250,000 on behalf of DMB. Certain issuers of the Company's directors' and officers' insurance policies, together with the Company's insurance carriers, have agreed to fund the balance of the settlement. The Company does not believe that its remaining obligations to directors and officers will exceed its insurance coverage. The Settlement Agreement and amendments thereto were approved by the bankruptcy court at a final settlement hearing held on February 14, 1997. The court's decision is currently being appealed by the Company's former independent public accountants.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Introduction

     The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission.

Revenues

     The following table presents comparative housing revenues, deliveries and average sales prices by market and region for the quarters ending December 31:

                                                       1997          1996
                                                       ----          ----

     Family:                                         (dollars in thousands)

        Arizona:

         Housing revenue.......................     $ 47,826     $  43,924

         Units delivered.......................          224           229

         Average sales price...................     $    214     $     192



        California:

         Housing revenue.......................     $ 27,759     $  11,695

         Units delivered.......................          114            48

         Average sales price...................     $    244     $     244


     Retirement:


        Arizona:

         Housing revenue.......................     $ 16,402     $  11,136

         Units delivered.......................           98            71

         Average sales price...................     $    167     $     157


        California:

         Housing revenue.......................     $  6,611     $  13,950

         Units delivered.......................           17            39

         Average sales price...................     $    389     $     358



     Company Total:

         Housing revenue.......................     $ 98,598     $  80,705

         Units delivered.......................          453           387

         Average sales price...................     $    218     $     209


         Change from prior year:                       22.2%          7.8%

            Change due to volume...............        17.1%         17.3%

            Change due to average sales price..         5.1%         -9.5%

     The increase in volume in the Family Division resulted from increased deliveries in California due to an increase in the average number of homesites available for sale for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. The decrease in volume in the California region of the Retirement Division for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996, resulted from a decrease in backlog caused by the closeout of six communities in California in the six month period ended September 30, 1997.

Net Orders

     The following table presents comparative net orders by market and region for the quarters ending December 31:

                                                  1997              1996
                                                 -------           -------

      Family:                                     (dollars in thousands)

         Arizona:

          Dollars ...........................    $47,525           $47,653

          Units ordered .....................        223               241

          Average sales price ...............    $   213           $   198



         California:

          Dollars ...........................    $29,549           $ 9,944

          Units ordered .....................        128                46

          Average sales price ...............    $   231           $   216


      Retirement:


         Arizona:

          Dollars ...........................    $14,166           $13,597

          Units ordered .....................         82                86

          Average sales price ...............    $   173           $   158


         California:

          Dollars ...........................    $   403           $ 8,807

          Units ordered .....................          2                29

          Average sales price ...............    $   202           $   304



      Company Total:

          Dollars ...........................    $91,643           $80,001

          Units ordered .....................        435               402

          Average sales price ...............    $   211           $   199



     Net orders represent the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations. Net orders increased in the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996, primarily as a result of increased orders in the California region of the Family Division caused by an increase in the number of homesites available for sale. This increase was offset by decreased orders in the Arizona region of the Family Division as well as decreased orders in the California region of the Retirement Division. The decrease in orders in the Arizona region of the Family Division resulted from a decrease in the number of homesites available for sale. The decrease in the California region of the Retirement Division resulted from delays in the commencement of land development activities in five subdivisions consisting of 506 homesites caused by the decision to redesign certain product offerings and delays in obtaining certain required approvals. The approvals were obtained in the fourth quarter of fiscal 1997.

Net Sales Backlog

     Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery at December 31, for which the Company had received purchase deposits and signed sales contracts. The following table presents comparative net sales backlog by market and region as of December 31:


                                              1997              1996
                                            --------          --------

       Family:                                (dollars in thousands)

          Arizona:

           Dollars .....................    $129,209          $100,548

           Units in backlog ............         586               478

           Average sales price .........    $    220          $    210



          California:

           Dollars .....................    $ 31,627          $ 13,763

           Units in backlog ............         140                61

           Average sales price .........    $    226          $    226


       Retirement:


          Arizona:

           Dollars .....................    $ 31,642          $ 29,507

           Units in backlog ............         194               178

           Average sales price .........    $    163          $    166


          California:

           Dollars .....................    $  4,961          $ 20,628

           Units in backlog ............          13                60

           Average sales price .........    $    382          $    344

       Company Total:

           Dollars .....................    $197,439          $164,446

           Units in backlog ............         933               777

           Average sales price .........    $    212          $    212

     The increase in the aggregate dollar value and the number of homes in backlog at December 31, 1997, compared to December 31, 1996, resulted primarily from lower levels of deliveries in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996 in the Arizona region of the Family Division. The decrease in the units and dollars in backlog at December 31, 1997, compared to December 31, 1996, in the California region of the Retirement Division resulted from decreased product availability caused by the delays in obtaining certain approvals as previously discussed.

Gross Margins, Selling and Administrative Expenses and Interest, Net

     The following table presents information related to gross margins, selling and administrative expenses ("S&A") and interest, net for home building for the quarters ending December 31:

                                                       1997                          1996
                                            --------------------------    -------------------------
                                             Dollars          Percent      Dollars          Percent
                                                             (dollars in thousands)
Revenue from
  housing sales . . . . . . . . . . . .     $ 98,598           100.0 %    $ 80,705           100.0 %
Cost of housing sales . . . . . . .           81,930            83.1        68,930            85.4
                                            --------          ------      --------          ------
Gross margin. . . . . . . . . . . . .         16,668            16.9        11,775            14.6
Selling & administrative
  expenses . . . . . . . . . . . . . .        13,687            13.9        12,665            15.7
                                            --------          ------      --------          ------
Operating income (loss) from
  home building. . . . . . . . . . . .         2,981             3.0          (890)           (1.1)
Interest on subordinated notes
  payable . . . . . . . . . . . . . . . . .   (3,408)           (3.5)       (1,594)           (2.0)
Interest, net . . . . . . . . . . . . . .       (668)           (0.6)       (2,176)           (2.7)
                                            --------          ------      --------          ------
Pre-tax loss from
  homebuilding. . . . . . . . . . . . .     $ (1,095)           (1.1)%    $ (4,660)           (5.8)%
                                            ========          ======      ========          ======

    Gross margins increased during the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996, primarily due to reduced direct construction costs incurred as a result of more competitive bids on construction contracts and lower levels of change orders. Additionally, margins were lower in the quarter ended December 31, 1996, compared to the quarter ended December 31, 1997, due to the amortization of approximately $.4 million of purchased profit which was recorded as a result of the acquisition of the Company by DMB. The purchased profit was fully amortized as of September 30, 1997.

    The following table presents the components of selling and administrative expenses in dollars and as a percentage of revenues from housing sales for the quarters ended December 31:

                                                        1997              1996
                                                        -----             ----

                                                         (dollars in thousands)

Selling and administrative expenses:

   Variable components............................   $  5,509         $  4,398

   Fixed components...............................      8,178            8,267
                                                     --------         --------


Total selling and administrative expenses.........    $13,687          $12,665
                                                      =======          =======



As a percentage of revenues from housing sales:

   Variable components............................        5.6%             5.5%

   Fixed components...............................        8.3             10.2
                                                     --------         --------


Total selling and administrative expenses.........       13.9%            15.7%
                                                      =======          =======

     The variable component of selling and administrative expenses includes sales commissions, advertising, model maintenance and model furniture amortization. Variable selling and administrative expenses as a percentage of revenues from housing sales for the quarter ended December 31, 1997 remained consistent with the quarter ended December 31, 1996.

     The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses as a percentage of revenues from housing sales decreased in the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996, primarily due to decreases in warranty and settlement costs as well as decreases in professional fees, including fees paid to architects, professional search firms and attorneys.

     The Company capitalizes certain interest costs for its home building operations and includes such capitalized interest in cost of housing sales when the related units are delivered. Total interest incurred by the Company's home building operations, excluding interest expense on the Company's subordinated notes payable, for the quarters ended December 31, 1997 and 1996 was $4,491,000 and $4,563,000, respectively. Interest, net for the quarters ended December 31, 1997 and 1996, was $668,000 and $2,176,000, respectively. Interest incurred, excluding interest expense on the Company's subordinated notes payable, decreased in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 as a result of lower average debt levels. Interest, net decreased in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 due to increased development activities which resulted in higher levels of interest capitalization. Interest expense on the Company's subordinated notes payable increased from $1,594,000 for the quarter ended December 31, 1996 to $3,408,000 for the quarter ended December 31, 1997 due to higher levels of subordinated indebtedness.

Mortgage Operations

     Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses, will be split 50/50. The Company's investment in this joint venture is being accounted for using the equity method of accounting. At December 31, 1997, the Company's investment was approximately $50,000. For the quarter ended December 31, 1997, income from all mortgage operations was $382,000, of which $281,000 was from the Company's equity in the operations of UDC Mortgage and $101,000 was from UDC Mortgage Corp. Effective December 31, 1997, UDC Mortgage Corp. ceased all operations.

Land Inventory

     The following table describes the number of homesites available for future development and sale (excludes units in backlog, speculative units and model homes) at December 31, 1997 by division and region:


                                       UDC        Land      Joint
                                      Owned     Options   Ventures    Total
                                     ----------------------------------------

         Family:

             Arizona...............   1,938         499         --    2,437

             California............     789         768         --    1,557
                                      -----       -----     ------    -----

         Family Total..............   2,727       1,267         --    3,994
                                      -----       -----     ------    -----



         Retirement:

             Arizona...............     652          --     2,074     2,726

             California............     466          --         --      466
                                      -----       -----     ------    -----

         Retirement Total..........   1,118          --     2,074     3,192
                                      -----       -----     ------    -----



         Family and Retirement Total  3,845       1,267     2,074     7,186
                                      =====       =====     =====     =====

     The Company has entered into land option agreements with certain entities (including affiliates of DMB and AEW) which have available sources of capital. These entities acquire land and grant purchase options to the Company. At December 31, 1997, the Company had land option agreements with affiliated entities which enable the Company to purchase up to 1,184 lots. The Company also had an option agreement with an unrelated party which enables the Company to purchase up to 83 lots. The Company believes that the monetary and other provisions under the agreements with affiliated entities are no less favorable than could be obtained through third party arrangements. The Company is actively pursuing the acquisition of land to maintain or increase its lot inventory levels in each of its operating divisions. There can be no assurance that the Company will be successful in acquiring land on acceptable terms or in a timely manner.

     Since May 6, 1996, the Company's Westbrook Village operations have been conducted under a joint venture agreement in which UDC and affiliates of DMB and AEW currently own 77.0%, 11.5% and 11.5% equity interests, respectively.

     In December 1997, the Company entered into a joint venture agreement with SunPower Properties L.L.C. (of which an affiliate of DMB is a member) for the development of a master-planned retirement community in Arizona. This new community is expected to consist of approximately 2,000 homesites upon completion. The joint venture agreement provides that all capital or land contributions, as well as all capital distributions and profits and losses, be allocated 50/50. The joint venture is being accounted for using the equity method of accounting.

Liquidity and Capital Resources

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisitions and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs as well as its land acquisition and construction costs through funds provided primarily by cash flow from operations, current and future borrowings as permitted under the Company's loan agreements and capital contributions by AEW and DMB. The Company believes that amounts generated from operations, additional borrowings and capital contributions will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company continually monitors its current and long-term cash flow requirements to evaluate the optimal use of its available financing sources.

     The Company's net cash used in operating activities decreased from $19.0 million for the quarter ended December 31, 1996, to $14.4 million for the quarter ended December 31, 1997. This decrease was primarily due to a decrease in certain accrued liabilities offset by an increase in land and housing inventory. Net cash used in investing activities increased from $0.8 million for the quarter ended December 31, 1996, to $0.9 million for the quarter ended December 31, 1997. This increase was due to the Company's investment in a joint venture for a master-planned retirement community offset by lower levels of computer and equipment purchases in the current year. The Company's net cash provided by financing activities decreased from $19.0 million for the quarter ended December 31, 1996, to $11.1 million for the quarter ended December 31, 1997. This decrease resulted primarily from the receipt of $10 million in capital contributions in the quarter ended December 31, 1996.

     At December 31, 1997, the Company had cash and cash equivalents of $4.7 million and availability of $20.4 million to be drawn under its revolving credit facility. At December 31, 1997, the Company had total indebtedness of $243.5 million, including $70.0 million of senior unsecured notes payable, $98.5 million of subordinated notes payable, $69.6 million due under the Company's $170 million revolving credit facility, $3.6 million due under construction and acquisition and development lines of credit and $1.8 million due under other notes payable.

     The credit facilities listed above contain numerous financial and other covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. The Company's Series B senior notes further require the Company to make an offer to repurchase the Series B senior notes with the proceeds from qualifying asset sales in excess of certain thresholds, as defined in the indenture. In December 1997, the proceeds from such asset sales exceeded the defined threshold. Accordingly, on January 21, 1998, the Company made an offer to purchase the outstanding $10 million principal amount of Series B senior notes at par value, plus accrued and unpaid interest. Funds required to repurchase the tendered Series B senior notes, if any, will be obtained through cash flow from operations and or borrowings as permitted under the Company's loan agreements. The offer to purchase will expire on March 5, 1998, unless extended by the Company.

     The payment of interest in cash on the subordinated notes is restricted by certain covenants in the Company's credit facilities. The November 1, 1997 payments of interest were paid in kind in additional subordinated notes.

         The Company finances its home building and land development operations with a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "credit facility"). The credit facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities is limited to the lesser of (a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. The credit facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. The interest rate and commitment fee may be reduced if the Company meets certain financial ratios. The credit facility is secured by portions of the Company's housing and land inventory and matures on September 30, 1999. At December 31, 1997, $69.6 million was outstanding and an additional $20.4 million was available under the credit facility.

     The Company has entered into option agreements with DC Ranch LLC, an affiliate of DMB, and DMB/AEW Land Holdings Two, LLC ("Land Holdings Two"), an affiliate of DMB and AEW, for the purchase of up to 1,357 lots in southern California and Arizona. During the quarter ended December 31, 1997, the Company paid these entities $1,527,000 for the purchase of 23 lots under these option agreements. As of December 31, 1997, the number of lots remaining to be acquired under these option agreements was 1,184.



Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the impact that the Company's limited sources of capital might have on its ability to compete with better capitalized companies for the acquisition of land, the effect of interest rates on demand for the Company's homes and the cost of its operations, and fluctuating margins as a result of product mix and other factors. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

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

         An agreement (the "Settlement Agreement") was previously reached pursuant to which the plaintiffs and the Director/Officer Defendants agreed to settle and compromise the Arizona Actions in their entirety, as such actions relate to the Director/Officer Defendants and the Company, in exchange for, among other things, $12.75 million. Of such amount, $1.5 million, which represents the self-insured retention under the Company's applicable directors' and officers' insurance policies, has been paid by the Company. In addition, the Company paid $250,000 on behalf of DMB. Certain issuers of the Company's directors' and officers' insurance policies, together with the Company's insurance carriers, have agreed to fund the balance of the settlement. The
Company does not believe that its remaining obligations to directors and officers will exceed its insurance coverage. The Settlement Agreement and amendments thereto were approved by the Court at a final settlement hearing held on February 14, 1997. The Court's decision is being appealed by Arthur Andersen LLP.

     The Company is also involved in various legal proceedings which generally represent ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance. In the Company's opinion, none of the pending litigation matters will have a material adverse effect upon the Company's financial position, results of operations or cash flow.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

Exhibit
Number            Description of Document
------            -----------------------

4.1 $3,101,832 aggregate principal amount of Series C Subordinated Notes due 2000. Terms identical to previously issued Series C Subordinated Notes, incorporated by reference from the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

4.2 $3,400,550 aggregate principal amount of Series D Subordinated Notes due 2000. Terms identical to previously issued Series D Subordinated Notes, incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.

10.1              Articles  of   Organization   dated   December   12,  1997  of
                  UDC/SunPower L.L.C.

10.2              Operating  Agreement  dated December 12, 1997 of  UDC/SunPower
                  L.L.C.

10.3 Articles of Organization dated December 12, 1997 of UDC at Power Ranch Marketing L.L.C.

10.4 Operating Agreement dated December 12, 1997 of UDC at Power Ranch Marketing L.L.C.

27                Financial Data Schedule

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 12, 1998                   UDC HOMES, INC.
                                            By:  /s/ Garth R. Wieger
                                                ------------------------------
                                                Garth R. Wieger, Chief Executive
                                                Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Garth R. Wieger                         President, Chief Executive          February 12, 1998
------------------------------------        Officer and Director
Garth R. Wieger                             (Principal Executive Officer)

/s/ Kenda B. Gonzales                       Senior Executive Vice President     February 12, 1998
------------------------------------        and Chief Financial Officer
Kenda B. Gonzales                           (Principal Financial and Accounting Officer)

/s/ Andrew S. Beams                         Vice President and                  February 12, 1998
------------------------------------        Corporate Controller
Andrew S. Beams

                                       20