Form 10-Q
period 1998-03-31
UDC HOMES INC
filed 1998-05-14
CIK 890326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______ .

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 12, 1998 - Common Stock, $0.01 par value, 1,000 shares.

                        UDC HOMES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - Financial Information

Item 1.     Financial Statements - Unaudited

            Consolidated Balance Sheets
               At March 31, 1998 and September 30, 1997 .....................  3

            Consolidated Statements of Operations
               For the three and six months ended March 31, 1998 and 1997 ...  4

            Consolidated Statements of Cash Flows
               For the three and six months ended March 31, 1998 and 1997....  5

            Condensed Notes to Consolidated Financial Statements.............  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 10


                           PART II - Other Information

Item 1.     Legal Proceedings................................................ 19

Item 6.     Exhibits and Reports on Form 8-K................................. 20

Signatures  ................................................................. 21

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                             March 31,    September 30,
                                                                                1998           1997
                                                                           -------------  -------------
                                                                                  (in thousands)
ASSETS

  Cash and cash equivalents                                                  $   3,890      $   8,871
  Receivables                                                                    1,889          1,930
  Housing and land inventories                                                 321,182        290,792
  Property and equipment, net                                                    3,887          4,214
  Goodwill                                                                       3,276          3,366
  Other assets                                                                   6,612          2,841
                                                                             ---------      ---------
                                                                             $ 340,736      $ 312,014
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                                           $  18,251      $  22,228
  Accrued liabilities and expenses                                              47,303         49,635
  Notes payable, senior and subordinated debt
     ($97,831 and $90,921, respectively, due to related parties)               266,961        229,098
                                                                             ---------      ---------
          Total liabilities                                                    332,515        300,961
                                                                             ---------      ---------

MINORITY INTEREST                                                                4,317          3,681
                                                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common stock, $.01 par value - 1,000 shares authorized,
    issued and outstanding                                                        --             --
  Additional paid-in capital                                                    88,000         88,000
  Accumulated deficit                                                          (84,096)       (80,628)
                                                                             ---------      ---------
          Total stockholders' equity                                             3,904          7,372
                                                                             ---------      ---------
                                                                             $ 340,736      $ 312,014
                                                                             =========      =========

See condensed notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months Ended             Six Months Ended
                                                        March 31,                     March 31,
                                                 -----------------------       -----------------------
                                                    1998          1997            1998          1997
                                                 ---------     ---------       ---------     ---------
                                                                    (in thousands)
REVENUES:
  Housing sales                                  $  97,188     $  84,926       $ 195,786     $ 165,631
  Mortgage operations, net                             190           365             572           562
  Land sales, net                                      914          (445)            914           449
                                                 ---------     ---------       ---------     ---------
          Total revenues                            98,292        84,846         197,272       166,642
                                                 ---------     ---------       ---------     ---------
COSTS AND EXPENSES:
  Cost of housing sales                             80,500        71,858         162,430       140,788
  Selling and administrative expenses               15,800        14,340          29,487        27,005
  Interest on subordinated notes payable             3,487         1,984           6,895         3,578
  Interest, net                                        659         1,336           1,327         3,512
  Other, net                                           308            71             601            62
                                                 ---------     ---------       ---------     ---------
        Total costs and expenses                   100,754        89,589         200,740       174,945
                                                 ---------     ---------       ---------     ---------

LOSS BEFORE INCOME TAXES                            (2,462)       (4,743)         (3,468)       (8,303)
INCOME TAXES                                          --            --              --            --
                                                 ---------     ---------       ---------     ---------
NET LOSS                                         $  (2,462)    $  (4,743)      $  (3,468)    $  (8,303)
                                                 =========     =========       =========     =========

See condensed notes to consolidated financial statements.

UDC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                  Six Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                 1998           1997
                                                                               --------       --------
                                                                                   (in thousands)
OPERATING ACTIVITIES:

  Net loss                                                                     $ (3,468)      $ (8,303)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                               2,993          2,496
      Minority interest                                                             636            (64)
      Equity in  operations of joint ventures                                      (330)          --
      Interest paid in-kind in additional subordinated notes payable              6,720          3,631
  Changes in assets and liabilities:
    Receivables                                                                      41         (6,129)
    Housing and land inventories                                                (32,853)       (10,143)
    Other assets                                                                 (1,649)         4,577
    Accounts payable                                                             (3,977)        (3,935)
    Accrued liabilities and expenses                                             (2,332)       (11,116)
                                                                               --------       --------
          Net cash used in operating activities                                 (34,219)       (28,986)
                                                                               --------       --------
INVESTING ACTIVITIES:

  Investment in joint venture                                                    (1,792)          --
  Net additions to property and equipment                                          (113)        (1,457)
                                                                               --------       --------
          Net cash used in investing activities                                  (1,905)        (1,457)
                                                                               --------       --------
FINANCING ACTIVITIES:
  Increase in notes payable                                                      31,143         10,007
  Distribution of minority interest                                                --           (1,200)
  Proceeds from issuance of subordinated notes payable                             --           10,000
  Capital contributions                                                            --           10,000
                                                                               --------       --------
          Net cash provided by financing activities                              31,143         28,807
                                                                               --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (4,981)        (1,636)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    8,871          3,556
                                                                               --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  3,890       $  1,920
                                                                               ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest, net of amounts
  capitalized                                                                  $  1,354       $  5,944
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

         Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture agreement with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses, will be split 50/50. The Company's investment in this joint venture is being accounted for using the equity method of accounting. The Company's investment was approximately $50,000 at March 31, 1998 and September 30, 1997, and is included in "Other assets" in the accompanying consolidated balance sheets. For the three and six months ended March 31, 1998, income from all mortgage operations was $190,000 and $572,000, respectively, of which $190,000 and $471,000, respectively, was from the Company's equity in the operations of UDC Mortgage and $0 and $101,000, respectively, was from UDC Mortgage Corp. Income from UDC Mortgage Corp. for the three and six months ended March 31, 1997, was $365,000 and $562,000, respectively. Effective December 31, 1997, UDC Mortgage Corp. ceased all operations.

         In December 1997, the Company entered into a joint venture agreement with SunPower Properties L.L.C. (of which an affiliate of DMB, a holder of 50% of the Company's common stock, is a member) for the development of a master-planned retirement community in Arizona. This new community is expected to consist of approximately 2,000 homesites upon completion. The joint venture agreement provides that all capital or land contributions as well as all capital distributions and profits and losses be allocated 50/50. The joint venture is being accounted for using the equity method of accounting. At March 31, 1998, the Company's investment was approximately $1,651,000 and is included in "Other assets" in the accompanying consolidated balance sheet.

2.   HOUSING AND LAND INVENTORIES

     The components of housing and land inventories are as follows:



                                                    March 31,      September 30,
                                                      1998             1997
                                                  ------------     -------------
                                                          (in thousands)

     Housing inventory
     (including related land)                       $189,832         $133,798

     Land under development and
     finished lots                                   127,530          150,164

     Land held for sale                                3,820            6,830
                                                    --------         --------

                                                    $321,182         $290,792
                                                    ========         ========


3.   INTEREST

         Interest incurred is capitalized and expensed through cost of housing sales, as they relate to housing and land inventories. The components of interest, excluding interest on the Company's subordinated notes payable, are as follows:

                                                         Three Months Ended           Six Months Ended
                                                              March 31,                   March 31,
                                                         ------------------          ------------------
                                                          1998        1997            1998        1997
                                                         ------      ------          ------      ------
                                                                         (in thousands)

     Interest costs incurred                             $4,790      $4,944          $9,281      $9,507


     Less:  interest capitalized                          4,038       3,582           7,835       5,895
                                                         ------      ------          ------      ------

     Interest expense                                    $  752      $1,362          $1,446      $3,612
                                                         ======      ======          ======      ======

     Amortization of capitalized interest
        included in cost of sales                        $2,828      $2,358          $5,461      $4,285
                                                         ======      ======          ======      ======

     Interest income                                     $   93      $   26          $  119      $  100
                                                         ======      ======          ======      ======

4.   NOTES PAYABLE, SENIOR AND SUBORDINATED DEBT

     Notes payable, senior and subordinated debt consists of the following:


                                                      March 31,    September 30,
                                                        1998           1997
                                                    ------------   -------------
                                                           (in thousands)

      12.5% Series A and B senior notes due 2000      $ 69,825       $ 70,000
      14.5% Series C and D subordinated notes due
        2000 ($97,831 and $90,921 due to related
        parties, respectively)                         102,003         95,108
      Notes payable to banks under revolving credit
        facility                                        88,508         53,229
      Notes payable to bank under construction and
        acquisition and development loans                4,019          5,845
      Other                                              2,606          4,916
                                                      --------       --------
                                                      $266,961       $229,098
                                                      ========       ========

         The borrowings listed above contain numerous financial and other covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. The Series B senior notes further require the Company to make an offer to repurchase the Series B senior notes with the proceeds from qualifying asset sales in excess of certain thresholds, as defined in the indenture. In December 1997, the proceeds from such asset sales exceeded the defined threshold. Accordingly, on January 21, 1998, the Company made an offer to purchase the outstanding $10 million principal amount of the Series B senior notes at par, plus accrued and unpaid interest. The offer to purchase expired on March 5, 1998. Holders of approximately $175,000 in principal amount accepted the offer to purchase, all of which were purchased by the Company on March 6, 1998. Effective March 31, 1998, the Company made a second offer to purchase as a result of subsequent qualifying asset sales. The second offer to purchase will expire on May 14, 1998, unless extended by the Company.

         The payment of interest in cash on the Series C and D subordinated notes is restricted by certain covenants in the Company's credit facilities. The November 1, 1997 and May 1, 1998 payments of interest were paid in-kind in additional Series C and D subordinated notes.

5.   ACCRUED LIABILITIES AND EXPENSES

     Accrued liabilities and expenses consist of the following:

                                                   March 31,    September 30,
                                                     1998            1997
                                                -------------   -------------
                                                        (in thousands)

         Accrued construction costs                $19,887         $21,748
         Accrued warranty costs                      3,151           2,874
         Accrued interest                            4,331           4,239
         Accrued compensation                        2,776           3,833
         Other                                      17,158          16,941
                                                   -------         -------
                                                   $47,303         $49,635
                                                   =======         =======

6.   RELATED PARTY TRANSACTIONS

     The Company has entered into option agreements with DC Ranch L.L.C., an affiliate of DMB, and DMB/AEW Land Holdings Two, L.L.C. and DMB/AEW Land Holdings Three, L.L.C., affiliates of DMB and AEW, a holder of 50% of the Company's common stock, for the purchase of up to 2,280 lots in southern California and Arizona. During the three and six months ended March 31, 1998, the Company paid these entities $18,849,000 and $20,376,000, respectively, for the purchase of 177 and 200 lots, respectively, under these option agreements. As of March 31, 1998, the number of lots remaining to be acquired under these option agreements was 1,834.

     The Company's Los Angeles regional office is located in a building owned by an affiliate of AEW. During the three and six months ended March 31, 1998, the Company paid this affiliate $45,000 and $90,000, respectively, in office rent.

     The Company believes that the monetary and other provisions under the above agreements are no less favorable than could be obtained through third party arrangements.

7.   CONTINGENCIES

     On February 5, 1998, the Arizona Court of Appeals affirmed the trial court's Februrary 14, 1997 approval of a final settlement of three class action lawsuits between former shareholders of the Company and certain former officers and directors of the Company (the "Director/Officer Defendants"). The lawsuits, filed in 1995, alleged violations of Arizona securities law, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence. The settlement calls for, among other things, a $12.75 million payment to the plaintiffs, $1.75 million of which was paid into an escrow account in December 1995 by the Company. Certain issuers of the Company's directors' and officers' insurance policies have agreed to fund the balance of the settlement. The Company is not a named defendant in these lawsuits, and the Company's reorganization plan provided for the discharge of claims asserted in class action lawsuits against the Company. Further, the approved settlement bars any claims for contribution by non-settling defendants against the settling Director/Officer Defendants or the Company. However, the Company's former independent public accountants remain as non-settling defendants in the lawsuits. The Company could be required to indemnify certain of the Director/Officer Defendants if they incur additional expenses in the lawsuits and seek indemnification. The Company does not believe that its remaining obligations to former directors and officers will exceed its insurance coverage.

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

Revenues

     The following table presents comparative housing revenues, deliveries and average sales prices by market and region:

                                                Three Months Ended               Six Months Ended
                                                     March 31,                        March 31,
                                             ------------------------        ------------------------
                                                1998           1997             1998           1997
                                             ---------      ---------        ---------      ---------
                                                              (dollars in thousands)
Family:
  Arizona:
    Housing revenue ...................      $  53,648      $  47,193        $ 101,474      $  91,117
    Units delivered ...................            251            235              475            464
    Average sales price ...............      $     214      $     201        $     214      $     196

  California:
    Housing revenue ...................         22,232      $  14,337        $  49,991      $  26,032
    Units delivered ...................            105             64              219            112
    Average sales price ...............      $     212      $     224        $     228      $     232

Retirement:
  Arizona:
    Housing revenue ...................      $  16,092      $  12,316        $  32,494      $  23,452
    Units delivered ...................            102             80              200            151
    Average sales price ...............      $     158      $     154        $     162      $     155

  California:
    Housing revenue ...................      $   5,216      $  11,080        $  11,827      $  25,030
    Units delivered ...................             13             33               30             72
    Average sales price ...............      $     401            336              394            348

Company Total:
    Housing revenue ...................      $  97,188      $  84,926        $ 195,786      $ 165,631
    Units delivered ...................            471            412              924            799
    Average sales price ...............      $     206            206              212            207

    Change from prior year:                       14.4%           3.8%            18.2%           5.7%

      Change due to volume ............           14.3%          (1.4%)           15.6%           6.8%
      Change due to average sales price            0.1%           5.2%             2.6%          (1.1%)

     The increase in volume in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 resulted from increases in deliveries in all of the Company's regions and markets, except for the California region of the Retirement Division. This decrease in volume resulted from a decrease in sales activity caused by the closeout of six communities in California in the six month period ended September 30, 1997 and delays in the commencement of land development activities on new parcels (see "Net Orders").

Net Orders

     The following table presents comparative net orders by market and region:

                                     Three Months Ended       Six Months Ended
                                          March 31,               March 31,
                                    --------------------    --------------------
                                      1998        1997        1998        1997
                                    --------    --------    --------    --------
                                               (dollars in thousands)
Family:
  Arizona:
    Dollars ....................    $120,740    $ 64,986    $168,265    $114,466
    Units ordered ..............         667         316         890         556
    Average sales price ........    $    181    $    206    $    189    $    206

  California:
    Dollars ....................    $ 45,409    $ 19,699    $ 74,958    $ 30,425
    Units ordered ..............         206          87         334         133
    Average sales price ........    $    220    $    226    $    224    $    229

Retirement:
  Arizona:
    Dollars ....................    $ 28,934    $ 27,458    $ 43,100    $ 42,210
    Units ordered ..............         176         176         258         263
    Average sales price ........    $    164    $    156    $    167    $    160

  California:
    Dollars ....................    $  2,991    $ 10,628    $  3,394    $ 19,711
    Units ordered ..............           7          33           9          62
    Average sales price ........    $    427    $    322    $    377    $    318

  Company total:
    Dollars ....................    $198,074    $122,771    $289,717    $206,812
    Units ordered ..............       1,056         612       1,491       1,014
    Average sales price ........    $    188    $    201    $    194    $    204

     Net orders represent the aggregate dollar value and number of homes for which the Company has received purchase deposits and signed sales contracts during the period, net of cancellations. Net orders increased in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 as a result of increased orders in the Arizona and California regions of the Family Division caused by an increase in the number of homesites available for sale. This increase was offset by decreased orders in the California region of the Retirement Division. This decrease resulted from delays in the commencement of land development activities in five subdivisions consisting of 506 homesites caused by the decision to redesign certain product offerings and delays in obtaining certain required approvals. The approvals were obtained in the fourth quarter of fiscal 1997.


Net Sales Backlog

     Net sales backlog represents the aggregate dollar value and number of homes ordered, net of cancellations, pending delivery at March 31, for which the Company had received purchase deposits and signed sales contracts. The following table presents comparative net sales backlog by market and region as of March 31:

                                                   1998          1997
                                                 --------      --------
         Family:                                 (dollars in thousands)

           Arizona:

             Dollars ......................      $196,301      $118,341

             Units in backlog .............         1,002           559

             Average sales price ..........      $    196      $    212

            California:

             Dollars ......................      $ 54,804      $ 19,125

             Units in backlog .............           241            84

             Average sales price ..........      $    227      $    228

         Retirement:

           Arizona:

             Dollars ......................      $ 44,484      $ 44,649

             Units in backlog .............           268           275

             Average sales price ..........      $    166      $    162

           California:

             Dollars ......................      $  2,735      $ 20,176

             Units in backlog .............             7            60

             Average sales price ..........      $    391      $    336

         Company Total:

             Dollars ......................      $298,324      $202,291

             Units in backlog .............         1,518           978

             Average sales price ..........      $    197      $    207

     The increase in the aggregate dollar value and the number of homes in backlog at March 31, 1998, compared to March 31, 1997, resulted primarily from increased net orders in the Arizona and California regions of the Family
Division. The decrease in the units and dollars in backlog at March 31, 1998, compared to March 31, 1997, in the California region of the Retirement Division resulted from decreased product availability caused by product redesign and by the delays in obtaining certain approvals as previously discussed. The decrease in the average sales price in backlog at March 31, 1998 compared to March 31, 1997, in the Arizona region of the Family Division resulted from the opening of new communities targeting the first-time home buyer, which have lower average sales prices. The Company expects to continue to pursue opportunities in this market.

Gross Margins, Selling and Administrative Expenses and Interest, Net

     The following table presents information related to gross margins, selling and administrative expenses and interest, net for home building:


                                       Three Months Ended                    Six Months Ended
                                            March 31,                             March 31,
                               -----------------------------------   -----------------------------------
                                     1998              1997                1998               1997
                               ---------------   -----------------   -----------------  ----------------
                                Dollars    %      Dollars      %      Dollars     %      Dollars     %
                               --------  -----   ---------   -----   --------   -----   --------   -----
                                                          (dollars in thousands)
Revenue from housing sales     $ 97,188  100.0%  $ 84,926   100.0%   $195,786   100.0%  $165,631   100.0%

Cost of housing sales            80,500   82.8%    71,858    84.6%    162,430    82.9%   140,788    85.0%
                               --------  -----   --------   -----    --------   -----   --------   -----

Gross margin                     16,688   17.2%    13,068    15.4%     33,356    17.1%    24,843    15.0%

Selling and administrative
  expenses                       15,800   16.2%    14,340    16.9%     29,487    15.1%    27,005    16.3%
                               --------  -----   --------   -----    --------   -----   --------   -----

Operating income (loss)
  from home building                888    1.0%    (1,272)   (1.5%)     3,869     2.0%    (2,162)   (1.3%)

Interest on subordinated notes
  payable                        (3,487)  (3.6%)   (1,984)   (2.3%)    (6,895)   (3.5%)   (3,578)   (2.2%)

Interest, net                      (659)  (0.7%)   (1,336)   (1.6%)    (1,327)   (0.7%)   (3,512)   (2.1%)
                               --------  -----   --------   -----    --------   -----   --------   -----

Pre-tax loss from              $ (3,258)  (3.3%) $ (4,592)   (5.4%)  $ (4,353)   (2.2%) $ (9,252)   (5.6%)
                               ========  =====   ========   =====    ========   =====   ========   =====


    Gross margins increased during the three and six months ended March 31, 1998, compared to the three and six months ended March 31, 1997, primarily due to reduced direct construction costs incurred as a result of more competitive bids on construction contracts and lower levels of change orders. Additionally, margins were lower in the three and six months ended March 31, 1997, due to the amortization of approximately $0.4 million and $0.8 million, respectively, of purchased profit which was recorded as a result of the acquisition of the Company by DMB. The purchased profit was fully amortized as of September 30, 1997.

    The following table presents the components of selling and administrative expenses in dollars and as a percentage of revenues from housing sales:

                                                    Three Months Ended         Six Months Ended
                                                         March 31,                 March 31,
                                                  ----------------------    ----------------------
                                                     1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------
                                                               (dollars in thousands)
Selling and administrative expenses:
  Variable components .........................   $   6,387    $   5,175    $  11,896    $   9,573
  Fixed components ............................       9,413        9,165       17,591       17,432
                                                  ---------    ---------    ---------    ---------

Total selling and administrative expenses: ....   $  15,800    $  14,340    $  29,487    $  27,005
                                                  =========    =========    =========    =========

As a percentage of revenues from housing sales:
  Variable components .........................         6.5%         6.1%         6.1%         5.8%
  Fixed components ............................         9.7%        10.8%         9.0%        10.5%
                                                  ---------    ---------    ---------    ---------

Total selling and administrative expenses: ....        16.2%        16.9%        15.1%        16.3%
                                                  =========    =========    =========    =========

     The variable component of selling and administrative expenses includes sales commissions, advertising, model maintenance and model furniture amortization. Variable selling and administrative expenses as a percentage of revenues from housing sales increased in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997, primarily due to increased advertising expenditures.

     The fixed component of selling and administrative expenses includes all other selling and administrative expenses which generally do not vary with housing sales volume. Fixed selling and administrative expenses increased in the three and six months ended March 31, 1998, compared to the three and six months ended March 31, 1997, due to increases in compensation related expenses, as well as increases in professional fees, including fees paid to architects, professional search firms and attorneys, offset by decreases in warranty costs and office related expenditures. Fixed selling and administrative expenses as a percentage of revenues from housing sales decreased in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 due to increases in revenues from housing sales.

     The Company capitalizes certain interest costs for its home building operations and includes such capitalized interest in cost of housing sales when the related units are delivered. Total interest incurred by the Company's home building operations, excluding interest expense on the Company's subordinated notes payable, for the three and six months ended March 31, 1998 and 1997 was $4,790,000 and $9,281,000 and $4,944,000 and $9,507,000, respectively. Interest, net for the three and six months ended March 31, 1998 and 1997 was $659,000 and $1,327,000 and $1,336,000 and $3,512,000, respectively. Interest incurred, excluding interest expense on the Company's subordinated notes payable, decreased in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 as a result of lower average debt levels. Interest, net decreased in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 due to a decrease in interest incurred and due to an increase in development activities which resulted in higher levels of interest capitalization. Interest expense on the Company's subordinated notes payable for the three and six months ended March 31, 1998 and 1997, was $3,487,000 and $6,895,000, and $1,984,000 and $3,578,000, respectively. Interest expense on the Company's subordinated notes payable increased in the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997 due to higher levels of subordinated indebtedness.

Mortgage Operations

     Through May 31, 1997, the Company's mortgage banking operations were exclusively conducted through its indirect, wholly-owned subsidiary, UDC Mortgage Corporation ("UDC Mortgage Corp."). Effective June 1, 1997, the Company entered into a joint venture agreement with Norwest Ventures, Inc. (entitled UDC Mortgage) through which all future mortgage banking operations of the Company will be conducted. The joint venture agreement provides that all capital contributions and distributions, as well as all profits and losses, will be split 50/50. The Company's investment in this joint venture is being accounted for using the equity method of accounting. At March 31, 1998 and September 30, 1997, the Company's investment was approximately $50,000. For the three and six months ended March 31, 1998, income from all mortgage operations was $190,000 and $572,000, respectively, of which $190,000 and $471,000, respectively, was from the Company's equity in the operations of UDC Mortgage and $0 and $101,000, respectively, was from UDC Mortgage Corp. Income from UDC Mortgage Corp. for the three and six months ended March 31, 1997 was $365,000 and $562,000, respectively. Effective December 31, 1997, UDC Mortgage Corp. ceased all operations.

Land Inventory

     The following table describes the number of homesites available for future development and sale (excludes units in backlog, speculative units and model homes) at March 31, 1998 by division and region:


                                              UDC      Land      Joint
                                             Owned    Options   Ventures   Total
                                       -----------------------------------------

         Family:

             Arizona ..................      1,205     1,050        --     2,255

             California ...............        862       867        --     1,729
                                             -----     -----     -----     -----
         Family Total .................      2,067     1,917        --     3,984
                                             -----     -----     -----     -----


         Retirement:

             Arizona ..................        549        --     2,001     2,550

             California ...............        337        --        --       337
                                             -----     -----     -----     -----
         Retirement Total .............        886        --     2,001     2,887
                                             -----     -----     -----     -----


         Family and Retirement Total ..      2,953     1,917     2,001     6,871
                                             =====     =====     =====     =====

     The Company has entered into land option agreements with certain entities (including affiliates of DMB and AEW) which have available sources of capital. These entities acquire land and grant purchase options to the Company. At March 31, 1998, the Company had land option agreements with affiliated entities which enable the Company to purchase up to 1,834 lots in Arizona and California. The Company also had an option agreement with an unrelated party which enables the Company to purchase up to 83 lots in Arizona. The Company believes that the monetary and other provisions under the agreements with affiliated entities are no less favorable than could be obtained through third party arrangements. The Company is actively pursuing the acquisition of land to maintain or increase its lot inventory levels in each of its operating divisions. There can be no assurance that the Company will be successful in acquiring land on acceptable terms or in a timely manner.

     Since May 6, 1996, the Company's Westbrook Village operations have been conducted under a joint venture agreement in which UDC and affiliates of DMB and AEW currently own approximately 77.0%, 11.5% and 11.5% equity interests, respectively.

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

     The Company's net cash used in operating activities increased from $29.0 million for the six months ended March 31, 1997 to $34.2 million for the six months ended March 31, 1998. This increase was primarily due to an increase in housing and land inventories, partially offset by decreases in receivables and accrued liabilities and an increase in other assets. Net cash used in investing activities increased from $1.5 million for the six months ended March 31, 1997 to $1.9 million for the six months ended March 31, 1998. This increase was due to the Company's investment in a joint venture for a master-planned retirement community, offset by lower levels of computer and equipment purchases in the current year. The Company's net cash provided by financing activities increased from $28.8 million for the six months ended March 31, 1997 to $31.1 million for the six months ended March 31, 1998. This increase was due to an increase in the amount outstanding on the Company's revolving credit facility.

     At March 31, 1998, the Company had cash and cash equivalents of $3.9 million and availability of $18.9 million which could be drawn under its revolving credit facility. At March 31, 1998, the Company had total indebtedness of $266.9 million, including $69.8 million of senior unsecured notes payable, $102.0 million of subordinated notes payable, $88.5 million due under the Company's $170 million revolving credit facility, $4.0 million due under construction and acquisition and development lines of credit and $2.6 million due under other notes payable.

     The credit facilities listed above contain numerous financial and other covenants which may, among other things, limit the Company's ability to obtain additional financing when needed and on terms acceptable to the Company. The Company's Series B senior notes further require the Company to make an offer to repurchase the Series B senior notes with the proceeds from qualifying asset sales in excess of certain thresholds, as defined in the indenture. In December 1997, the proceeds from such asset sales exceeded the defined threshold. Accordingly, on January 21, 1998, the Company made an offer to purchase the outstanding $10 million principal amount of Series B senior notes at par, plus accrued and unpaid interest. The offer to purchase expired on March 6, 1998. Holders of approximately $175,000 in principal amount accepted the offer to purchase, all of which were purchased by the Company on March 6, 1998. Effective March 31, 1998, the Company made a second offer to purchase as a result of subsequent qualifying asset sales. Funds required to repurchase the tendered Series B senior notes, if any, will be obtained through cash flow from operations and or borrowings as permitted under the Company's loan agreements. The offer to purchase will expire on May 14, 1998, unless extended by the Company.

     The payment of interest in cash on the subordinated notes is restricted by certain covenants in the Company's credit facilities. The November 1, 1997 and May 1, 1998 payments of interest were paid in-kind in additional subordinated notes.

     The Company finances its home building and land development operations with a $170 million (the "commitment amount") revolving credit facility with a group of banks (the "credit facility"). The credit facility is available for both construction and acquisition and development ("A&D") activities in Arizona and California. The amount available for A&D activities was limited to the lesser of
(a) 37.5% of the commitment amount or (b) $63,750,000, as adjusted for various sublimits, as defined. This limitation has been increased to $80,000,000 for the period from March 31, 1998 through September 30, 1998. The credit facility accrues interest at prime plus 1% or, at the Company's option, LIBOR plus 3.25%, payable monthly, and requires a commitment fee of 1% per annum of the commitment amount, an unused commitment fee of .25% per annum of the average unused commitment amount, and syndication and agency fees. The interest rate and commitment fee may be reduced if the Company meets certain financial ratios. The credit facility is secured by portions of the Company's housing and land inventory and matures on March 31, 2000. At March 31, 1998, $88.5 million was outstanding and an additional $18.9 million was available under the credit facility.

     The Company has entered into option agreements with DC Ranch L.L.C., an affiliate of DMB, and DMB/AEW Land Holdings Two, L.L.C. and DMB/AEW Land Holdings Three L.L.C., affiliates of DMB and AEW, for the purchase of up to 2,280 lots in southern California and Arizona. During the three and six months ended March 31, 1998, the Company paid these entities $18,849,000 and $20,376,000, respectively, for the purchase of 177 and 200 lots, respectively, under these option agreements. As of March 31, 1998, the number of lots remaining to be acquired under these option agreements was 1,834.

     The board of directors of the Company has stated that it is considering alternatives to increase growth, including, but not limited to, the possible sale of the Company. However, there can be no assurance that any offer for the Company will be made, or, if made, that any such offer will be acceptable to the board of directors and shareholders of the Company.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
-------       -----------------

         The Arizona Actions-On February 5, 1998, the Arizona Court of Appeals affirmed the trial court's February 14, 1997 approval of a final settlement of three class action lawsuits between former shareholders of the Company and certain former officers and directors of the Company (the "Director/Officer Defendants"). The lawsuits, entitled Michael A. Isco v. Richard C. Kraemer, et al. (Case No. CV 95-08941), Larry Alexander, et al. v. Arthur Andersen, LLP, et al. (Case No. CV 95-09509), and Crandon Capital Partners v. Kraemer, et al. (Case No. CV 95-17785), were filed in 1995 in Superior Court in Maricopa County, Arizona. The plaintiffs alleged violations of Arizona securities law, fraud, negligent misrepresentation, breach of fiduciary duty, negligence and gross negligence and sought unspecified money damages. The settlement calls for, among other things, a $12.75 million payment to the plaintiffs, $1.75 million of which was paid into an escrow account in December 1995 by the Company. Certain issuers of the Company's directors' and officers' insurance policies have agreed to fund the balance of the settlement. The Company is not a named defendant in these lawsuits, and the Company's reorganization plan provided for the discharge of claims asserted in class action lawsuits against the Company. Further, the approved settlement bars any claims for contribution by non-settling defendants against the settling Director/Officer Defendants or the Company. However, the Company's former independent public accountants remain as non-settling defendants in the lawsuits. The Company could be required to indemnify certain of the Director/Officer Defendants if they incur additional expenses in the lawsuits and seek indemnification. The Company does not believe that its remaining obligations to former directors and officers will exceed its insurance coverage.

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

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

Exhibit
Number    Description of Document
------    -----------------------

10.1 First Modification Agreement dated February 27, 1998 to the Amended and Restated UDC Master Revolving Line of Credit Loan Agreement (borrowing base) dated April 30, 1997, among Bank One, Arizona, NA ("BOAZ"), Guaranty Federal Bank, F.S.B. ("Guaranty"), Wells Fargo Bank, National Association ("WFB"), Bank of America National Trust and Savings Association ("BofA"), Norwest Bank Arizona, National Association ("Norwest") and the Company.

10.2 Letter Agreement dated April 28, 1998 among BOAZ, Guaranty, WFB, BofA, Norwest and the Company.

27        Financial Data Schedule

(b) There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1998            UDC HOMES, INC.
                                  By:  /s/ Garth R. Wieger
                                       -----------------------------------------
                                       Garth R. Wieger, Chief Executive Officer,
                                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                               Date
---------                       -----                               ----

/s/ Garth R. Wieger             President, Chief Executive          May 12, 1998
------------------------        Officer and Director
Garth R. Wieger                 (Principal Executive Officer)


/s/ Kenda B. Gonzales           Senior Executive Vice President     May 12, 1998
------------------------        and Chief Financial Officer
Kenda B. Gonzales               (Principal Financial and Accounting Officer)


/s/ Andrew S. Beams             Vice President and                  May 12, 1998
------------------------        Corporate Controller
Andrew S. Beams
                                       21